Form 10QSB
period 2007-09-30
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2007-12-05
CIK 1311627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Commission file: 000-52712

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: September 30, 2007

☐	Transition Report under Section 13 or 15(d) of the Exchange Act of 1934For the transition period from ________ to _________

Commission File Number:

     PEER REVIEW MEDIATION AND ARBITRATION, INC.
(Exact Name of Small Business Issuer as specified in its charter)

FLORIDA	65-1126951
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1450 S. Dixie Highway, Ste. 201
Boca Raton, Florida 33432
(Address of principal executive offices)

(561) 347-1178
(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Copies to:
Brooks Law Firm, PA
1515 N. Federal Hwy, Ste. 300
Boca Raton, Florida 33432
Tel. (561) 394-8886

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The Issuer had 8,095,615 shares of Common Stock, par value $.001, outstanding as of September 30, 2007.

Transitional Small Business Disclosure format (Check one): Yes ☐ No ☒

PEER REVIEW MEDIATION AND ARBITRATION, INC.
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2007

PEER REVIEW MEDIATION AND ARBITRATION, INC.
Consolidated Financial Statements

TABLE OF CONTENTS

FINANCIAL STATEMENTS

PEER REVIEW MEDIATION AND ARBITRATION, INC.
CONSOLIDATED BALANCE SHEET

Sept. 30, 2007
(Unaudited)
ASSETS
Current assets
Cash	$179,875
Accounts receivable	2,600
Marketable securities	3,426
Total current assets	185,901

Fixed assets	64,777
Less accumulated depreciation	(42,022)
Other assets	500
23,255

Total Assets	$209,156

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$62,229
Due to related parties	2,344,583
Notes payable - current portion	19,868
Total current liabilties	2,426,680

Notes payable
Total Liabilities	2,426,680

Stockholders' Equity
Preferred stock, Series II, $.001 par value;
1,000,000 shares authorized; convertible;
1,000,000 issued and outstanding	1,000
Common stock, $.001 par value;
45,000,000 shares authorized;
7,776,300, 8,036,040 & 8,079,765
issued and outstanding	8,096
Additional paid in capital	6,260,660
Accumulated deficit	(8,475,806)
Accumulated other comprehensive income (loss)	(11,474)
Total Stockholders' Equity	(2,217,524)

Total Liabilities and Stockholders' Equity	$209,156

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$18,625	$19,200	$41,695	$99,356
Cost of sales	12,855	6,489	24,477	58,594
	5,770	12,711	17,218	40,762

Expenses:
Depreciation	2,828	3,473	8,298	9,717
Selling, general and administrative	278,980	342,036	1,121,812	1,076,535
	281,808	345,509	1,130,110	1,086,252

Loss from operations	(276,038)	(332,798)	(1,112,892)	(1,045,490)

Other income (expense)
Interest income
Interest (expense)	(696)	(497)	(2,087)	(1,765)
Realized gain (loss) on securities	-	34,009	-	39,733
	(696)	33,512	(2,087)	37,968

Income (loss) before provision
for income taxes	(276,734)	(299,286)	(1,114,979)	(1,007,522)

Provision for income tax	-	-	-	-

Net income (loss)	$(276,734)	$(299,286)	$(1,114,979)	$(1,007,522)

Other comprehensive income (loss) -
net of tax
Unrealized gain (loss) on securities		(20,023)		2,228

Comprehensive income (loss)	$(276,734)	$(319,309)	$(1,114,979)	$(1,005,294)

Net income (loss) per share
(Basic and fully diluted)	$(0.04)	$(0.04)	$(0.14)	$(0.12)

Weighted average number of
common shares outstanding	7,845,495	8,087,690	7,819,339	8,065,503

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2006	Sept. 30, 2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(1,114,979)	$(1,007,522)

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Depreciation	8,298	9,717
Accounts receivable	313	1,097
Other assets	1,065	(500)
Accrued payables	8,743	9,946
Due to related parties	244,311	473,655
Compensatory stock issuances	254,000	20,800
Realized (gain) loss on sale of securities		(39,733)
Net cash provided by (used for)
operating activities	(598,249)	(532,540)

Cash Flows From Investing Activities:
Fixed assets	(3,533)	(7,027)
Sales of marketable securities		154,998
Net cash provided by (used for)
investing activities	(3,533)	147,971

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2006	Sept. 30, 2007
	(Unaudited)	(Unaudited)
Cash Flows From Financing Activities:
Notes payable - borrowings
Notes payable - payments	(5,495)	(2,250)
Sales of common stock	509,654	275,343
Sales of options		2,783
Net cash provided by (used for)
financing activities	504,159	275,876

Net Increase (Decrease) In Cash	(97,623)	(108,693)
Cash At The Beginning Of The Period	100,953	288,568

Cash At The End Of The Period	$3,330	$179,875

Schedule of Non-Cash Investing and Financing Activities

In 2005 the Company issued 75,000 common shares for all the outstanding common shares of

Independent Review, Inc., valued at $(114,191).

In 2006 the Company recorded paid in capital of $114,958 from related party debt relief, and acquired $136,468 in marketable securities from a related party in exchange for a related party payable in the same amount.

Supplemental Disclosure

Cash paid for interest	$2,087	$1,106
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Peer Review Mediation And Arbitration, Inc. (“PRMA”, the “Company”), was incorporated in the State of Florida on April 16, 2001. The Company provides peer review services and expertise to law firms, medical practitioners, insurance companies, hospitals and other organizations in regard to personal injury, professional liability and quality review.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of PRMA and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of nine months or less as cash equivalents.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectibility is reasonably assured. The Company's revenues to date have been earned primarily from consulting fees for arranging medical expert insurance case review.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and due to related parties, as reported in the accompanying balance sheets, approximates fair value.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Long-Lived Assets

In accordance with Statement of Financial Accounting Standard 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Products and services, geographic areas and major customers

The Company derives revenue from fees paid by users and subscribers for access to and insurance cases, although it does not separate these activities into operating segments.

Marketable Securities

The Company's marketable securities are classified as available-for-sale, are presented in the balance sheets at fair market value, and consist entirely of equity securities. Gains and losses are determined using the specific identification method.

Comprehensive income (loss)

The Company accounts for comprehensive income (loss) under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. Unrealized gains (losses) from marketable securities are reported as other comprehensive income (loss) in the consolidated statements of income and comprehensive income and as accumulated other comprehensive income (loss) in stockholders’ equity.

Stock based compensation

The Company accounts for employee and non-employee stock awards under SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Item 2. Management’s Discussion and Analysis of Operations.

Forward Looking and Cautionary Statements

This Form 10QSB contains certain forward-looking statements. Statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this prospectus.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. Any forward-looking statement you read in this prospectus reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy, and liquidity. All subsequent forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this prospectus, which would cause actual results to differ before making an investment decision. We are under no duty to update any of these forward-looking statements after the date of this prospectus or to conform these statements to actual results.

Overview and Corporate History

Peer Review Mediation and Arbitration, Inc., (“Peer Review“, “PRMA”, “We”, “Our” or the “Company”) was organized under the laws of the State of Florida on April 16, 2001. We have been conducting business operations ever since, primarily focused on the creation and continual development of our proprietary Private Network Application (“PNA”) which allows direct access to our Peer Review Data Archival resource via our www.peerreviewboard.com web site.

On February 11, 2005, Peer Review acquired all of the outstanding common shares of Independent Review, Inc. (“IRI”), Texas corporation, in exchange for 75,000 unregistered shares of our Common Stock. IRI is engaged in providing medical case reviews to the Texas Insurance Commission, pursuant to a license from the State of Texas.

Business Plan

Peer Review Mediation And Arbitration, Inc., offers independent advisory and support services to insurance, healthcare companies, attorneys and consumers. Clients may assemble a panel of experts for medical case management, quality review, and legal case evaluation. Over the past 6 years our medical and computer experts have brought together software technology in order to create our proprietary technology platform. Our service gives subscribers the ability to efficiently gain relevant input and information regarding specific medical cases, obtain detailed analysis and reports, and gather corroborating evidence in support of many matters relating to dispute resolution, personal injury and medical malpractice.

Results of Operations

For the three months ended September 30, 2007.

Revenue.

Revenue was $19,200 for the three months ended September 30, 2007, as compared to revenue of $18,625 for the comparable period of 2006. The fees from our division RI handling the review of medical denied insurance cases under the guidance of the Texas Department of Insurance stayed remained essentially the same from the same quarter a year earlier.

Cost of revenue.

Cost of revenue was $6,489 for the three months ended September 30, 2007, as compared to Cost of revenue of $12,855 for the comparable period of 2006. Cost of Revenue decreased 50% this last quarter compared to the same quarter last year.

Total Cost and Expenses

For the three month period ended September 30, 2007, the Company incurred total costs and expenses of $(332,798), compared to (276,038) for the same period last year. Even though our Cost of Revenue decreased for this quarter compared to the same quarter in 2006, our Selling, General & Administrative expenses increased.

Selling, General and Administration

For the three month period ended September 30, 2007, the Company incurred selling, general and administration expenses of $342,036, compared to $278,980 for the same periods last year, or 23% increase. The Selling, General and Administrative Expenses was broken up between Physician Recruitment, Administrative Expense, Operational Expense, Maintenance, Rent, Officers & Directors Compensation, Consulting fees, telephone, legal & professional fees, utilities/maintenance, office supplies, licenses/permits, advertising ,and miscellaneous fees. The Company has undertaken a review of corporate overhead and implemented measures to reduce corporate overhead to a level more sustainable in relation to current revenue volume and management’s expectations.

Loss from operations.

Loss from operations was $332,798 for the three months ended September 30, 2007, compared to $276,038 for the same period last year. We experienced an increase loss of 20% for the quarter-to-quarter comparison, primarily from staff increases.

Net loss.

Net loss for the three months ended September 30, 2007 was $299,286 or $0.04 per share, compared to $276,734 or $0.04 per share for the same period last year.  The net loss for the quarter-to-quarter comparison stayed relatively the same.

For the nine months ended September 30, 2007.

Revenue. Revenue was $99,356 for the nine months ended September 30, 2007, compared to $41,695 for the same period last year, an increase in fees from the our division IRI handling the review of medical denied insurance cases under the guidance of the Texas Department of Insurance.

Cost of revenue.

Cost of revenue was $58,594 for the nine months ended September 30, 2007, as compared to Cost of revenue of $24,477 for the comparable period of 2006, an increase of 140%.

Selling, General and Administration

For the nine month period ended September 30, 2007, the Company incurred selling, general and administration expenses of $1,076,535 showed a decrease of $136,277 or 11% from the SG&A of $1,212,812 for the same period last year. The Selling, General and Administrative Expenses was broken up between Physician Recruitment, Administrative Expense, Operational Expense, Maintenance, Rent, Officers & Directors Compensation, Consulting fees, telephone, legal & professional fees, utilities/maintenance, office supplies, licenses/permits, advertising ,and miscellaneous fees.

Total Cost and Expenses

For the nine month period ended September 30, 2007, the Company incurred total costs and expenses of $(1,045,490), a decrease of $67,402 or 6% from the total cost and expenses of ($1,112,892) for the same period last year. The loss from operations was identical to the Total Cost and Expenses.

Net loss.

Net loss for the nine months ended September 30, 2007 was $1,007,522 or $0.12 per share, compared to $1,114,979 or $0.14 per share for the same period last year, a savings of $107,457 or 10%. The decrease in net loss is primarily attributable to a decrease of personnel.

Depreciation and Amortization

Depreciation for the three and nine month periods ended September 30, 2007 was $3,373 and $9,717.

Interest

At December 31, 2006, and September 30, 2007 the Company had a note payable to a bank of $22,118 and $19,868. The note bears interest at 8% per annum, is secured by various Company assets, and requires monthly principal and interest payments of $750 with a balloon payment of approximately $21,000 due in November 2007 to retire the note. The note is also due on demand at the lender's discretion. Interest expense for the years ended December 31, 2006, and for the nine months ended September 30, 2007 amounted to $2,452 and $1,765 respectively. Accrued interest related to the note payable was $0, and $659 at December 31, 2006, and September 30, 2007.

The Company calculates interest in accordance with the respective note payable. For the three and nine month periods ended September 30, 2007, the Company incurred a charge of $497 and $1,765 respectively.

Liquidity and Capital Resources

At September 30, 2007, the Company had $183,301 in cash and marketable securities, as opposed to $405,031 in cash and marketable securities at December 31, 2006. In 2006, pursuant to a court ruling over a control dispute, the Company was relieved of debt obligations to two former officers in the amount of $114,958, which the Company recorded as paid in capital. In 2006 the Company acquired $136,468 in marketable securities from a related party in exchange for a recorded payable to the related party in the same amount.

As a result of certain measures implemented to reduce corporate overhead, management estimates that cash requirements through the end of the fiscal year ended December 31, 2007 will be between $1.0 million to $1.2 million. As of the date of this Report, the Company does not have available resources sufficient to cover the expected cash requirements through the end of the balance of the year. As a result, there is substantial doubt that we can continue as an ongoing business without obtaining additional financing. Management's plans for maintaining Company operations and continued existence include selling additional equity securities to pay operational expenses. There is no assurance that the Company will be able to generate sufficient cash from operations, or sell additional shares of Common Stock. The Company's inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and the Company's ability to continue its existence. If our losses continue and we are unable to secure additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

At September 30, 2007, the Company had total assets of 209,156 compared to total assets of $434,173 at December 31, 2006. The decrease is mainly due to general and administration expenses.

At September 30, 2007, the Company had total current liabilities of $2,426,680 compared to total current liabilities of $1,945,329 at December 31, 2006. The liabilities are mainly due to accrued operational costs; (ii) loan notes from shareholders.

The financial conditions of the Company raise substantial doubt about the Company's ability to continue as a going concern. Management's plan for the Company's continued existence includes selling additional stock through private placements to pay overhead expenses. The future success of the Company is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. The inability of the Company to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In December 2006, FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." The Company believes that its current accounting is consistent with the FSP.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3.Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Company’s Chief Executive Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer, to allow timely decisions on required disclosure and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

In October 2005 the Company commenced legal action in the District Court of the 62nd Judicial District, Hopkins County, Texas against a former officer of the Company's subsidiary Independent Review, Inc., alleging, among other things, that the former officer had breached his fiduciary duties to the Company and was attempting to operate IRI without proper authority. A control dispute ensued between the parties, until in September 2006 the District Court of the 345th Judicial District, Travis County, Texas, where the case had been moved, ruled that PRMA owned 100% of IRI. A law firm which represented the Company temporarily during the proceedings, has asserted that the Company owes the firm approximately $31,500 in legal fees, which the Company disputes as unearned.

As of the filling of the present Quarterly report on form 10QSB and during the quarter-ended September 30 2007, there was no other pending or threatened litigation, claims, or assessments against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2007, the Company issued 55,625 shares of Common Stock respectively to 27 accredited investors at $4.95 per Common Share, for an aggregate of $275,288. The shares of the Company's common stock, with an included Common Stock Purchase Option, were issued during the fiscal quarter and nine months pursuant to the exemption from registration provided by Section 4(2) and Section 4(6) of the Act, and in connection with Regulation D Rule 506 of the Act, under a Private Placement Agreement. During the nine months ended September 30, 2007 the Company issued 55,625 common stock purchase options for $2,783 in cash, allowing the holder to purchase one share of common stock per option, exercisable within 90 days of an effective registration statement at the initial public offering price. No options were exercised, expired while 3,300 were cancelled, leaving a September 30, 2007 balance of 168,915 non-employee stock options outstanding.

Lock-Up Agreements As a condition to closing under the placement agent agreement, the Company’s shareholders, entered into agreements whereby each agreed not to sell any shares owned directly or indirectly by any of them for a period of 18 months after the Common Stock has been quoted on a public stock exchange.

Item 3.Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

See the attached exhibit index.

Exhibit No.	Description of Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEER REVIEW MEDIATION & ARBITRATION

By:	/s/ WILLIS HALE
Name: Willis Hale
Title: Chief executive Officer