Form 10-K
period 2007-12-31
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2008-03-31
CIK 1311627

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended:  December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from: _____________ to _____________

PEER REVIEW MEDIATION & ARBITRATION, INC.
(Exact name of registrant as specified in its charter)

Florida	000-52712	65-1126951
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

1450 S. Dixie Highway, Suite 230 Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (561) 347-1178 [x202]

Copies to:
Brooks Law Firm, PA
1201 Brickell Ave. Ste. 230
Miami, Florida 33131
Tel. (305) 373-0901

Securities registered under 12(b) of the Exchange Act: None

Securities registered under 12 (g) of the Exchange Act:

Common Stock, par value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☐       Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant: None

Number of common shares outstanding at March 31, 2008:     8,147,876

DOCUMENTS INCORPORATED BY REFERENCE

None.

PEER REVIEW MEDIATION & ARBITRATION, INC.

2007 FORM 10-K

PART I
Cautionary Statements on Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements relating to our business and financial outlook, which are based on our current expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation. We would like to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act in connection with the forward-looking statements included in this document.

Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, integration of new systems, unanticipated expenditures, acquisitions and the successful integration of acquisitions into the business, changing relationships with customers, suppliers and strategic partners, changes to governmental regulation of the tire industry, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, the economy and world events. See “Item 1A—Risk Factors” for further discussion.

ITEM 1.  BUSINESS

Overview

Peer Review Mediation and Arbitration, Inc., (“Peer Review“, “PRMA”, “We”, “Our” or the “Company”) was organized under the laws of the State of Florida on April 16, 2001. We have been conducting business operations ever since, primarily focused on the creation and continual development of our proprietary Private Network Application (“PNA”) which allows direct access to our Peer Review Data Archival resource via our Peer Reviewboard.com Internet web site.

On February 11, 2005, Peer Review acquired all of the outstanding common shares of Independent Review, Inc. (“IRI”), Texas corporation, in exchange for 75,000 unregistered shares of our Common Stock. IRI is engaged in providing medical case reviews to the Texas Insurance Commission, pursuant to a license from the State of Texas.

Business Description

Glossary

Chart Review: is the review of patient's chart notes and other medical reports are used to help render objective evaluation of medical necessity or opinions to peer review processes.

Litigation Support: litigation support provides the attorney with the information needed to thoroughly understand a medical case and also supplies the attorney with medical expertise to litigate a case.

Medical peer review: is the process by which a committee of physicians investigates the medical care rendered in order to determine whether accepted standards of care have been met. A Medical Peer Review is meant to provide independent medical opinions conducted by an objective group of physicians and relevant medical staff that quickly resolve complex problems that hospitals, physicians and insurance carriers face. They are often used to help solve systems problems endemic to healthcare institutions and thereby reduce legal liability associated with them. The review of chart notes and other medical reports are used to help render objective written opinions.

Patient's Bill of Rights: is a statement of the rights to which patients deserve as recipients of medical care. Typically, a statement articulates the positive rights which doctors and hospitals ought to provide patients, thereby providing information, offering fair treatment, and granting them autonomy over medical decisions, The eight areas of consumer rights and responsibilities adopted by the President's Advisory Commission on Consumer Protection and Quality in the Health Care Industry in 1998 [1].

Peer review: is a process used for checking the work performed by one's equals (peers) to ensure it meets specific criteria. Peer review is used in working groups for many professional occupations because it is thought that peers can identify each other's errors quickly and easily, speeding up the time that it takes for mistakes to be identified and corrected.
Peer Evaluation: - A team is a small group of people with complementary skills who are committed to a common purpose, performance goals, and an approach for which they hold themselves mutually accountable.

Quality Review Programs: is a quality assurance process that a healthcare provider or payor may institute to insure compliance to standards or standard procedure.

Utilization Review: - Utilization Review is the review of how certain medical services are requested and performed. The review typically involved pre-review, or pre-authorization; concurrent review, or inpatient evaluation of care and needs; and retrospective review, or the larger historical picture of how physicians, labs, or hospitals handle their patient populations. Most HMOs have written standards for what items are reviewed, and what might be considered appropriate for amount, time, and sources of evaluation and treatment. An independent review organization will also perform utilization review functions. Utilization Review may be performed by the HMO or insurer itself, or it may be contracted out to either a third party review specialist or to the hospital/lab/etc. providing the service. Most frequently, nurses are employed to conduct the actual review. In all cases, the review examines medical records to see if the patient was given an economical level of care consistent with their needs and the past needs of similarly-afflicted patients.

Principal Service and Markets:

Our service enables subscribers, Attorneys, Insurance Claims Agents, Healthcare Providers and Consumers, the ability to efficiently search and engage medical experts for a variety of medical consulting projects. PRMA maintains a network of independent physicians as members of its Peer Review Board, available to assist in areas such as:

•	Expert medical opinions and testimony

•	Legal case evaluation and strategy

•	Assessment of damages

•	Case valuation

•	Medical peer review and chart review

•	Independent medical review

•	Quality and utilization review

•	Medical case management

•	Medical second opinion

Healthcare spending is the fastest growing segment of the country's GNP hitting $1.3 Trillion in 2001. (Ten Trends Affecting American Healthcare, October 18,2002, Marvin J. Cetron, Ph.D.).

Federal and State Mandates are directing managed care providers and insurance companies to dramatically step up their quality review programs. Insurance companies, attorneys, doctors and other health care providers are seeking ways to minimize their risk by increasing protection of their business interests, assets and clients. Add to this equation, claims paid by casualty insurance carriers and it is obvious that an enormous demand exists for quality peer review assistance and medical litigation support from reputable medical experts.

PRMA will initially focus its attention on defense and plaintiff's attorneys, insurance companies, managed care organizations, hospitals and nursing homes as its primary Subscribers. For personal injury attorneys, increased profitability means more efficient caseload management. With the litigation support provided by PRMA board members, attorneys can achieve their goals of quickly eliminating non-meritorious cases (those cases that, because they have very little probability of receiving a positive verdict, the attorney will NOT be compensated) and expediting settlement of meritorious cases. By settling a case as soon as possible, an attorney saves time and money while creating the opportunity to handle a larger caseload. An effective and efficient search for medical experts that specifically matches the unique needs of the case will also strengthen the case for the attorney's client. Plaintiff's attorneys routinely obtain medical expert reviews as quickly as possible when taking on a new case to determine the validity of a case and to allow a successful disposition in the shortest time possible.

Insurance companies can rely on PRMA services in an increasingly diverse manner including quality and utilization review, quality oversight, medical case management and peer evaluation. In matters pertaining to treatment decisions being evaluated by the Peer Review Organization (PRO), the insurance company or health care provider will be able to easily obtain impartial, objective third-party support and expert medical testimony from members of our Peer Review Board. PRMA provides its clients with valid, reliable and credible defense assisting them in reaching their desired outcome. In the ever-increasing litigious environment surrounding the healthcare and insurance industries, Peer Review Mediation and Arbitration offers an essential resource for attorneys, insurance companies and other health professionals.

Litigation Support:

Lawyers representing plaintiffs or defense rely upon litigation support of medical expert testimony for medical cases. Peer Review provides such litigation support through having medical experts available to review medical records, analyze and evaluate medical and administrative events, identify causation, address standard of care, evaluate case strengths and weaknesses, develop deposition strategy and questions, and provide testimony to articulate issues to a judge or jury.

On February 11, 2005, Peer Review acquired all of the outstanding common shares of Independent Review, Inc. (“IRI”), Texas corporation, in exchange for 75,000 unregistered shares of our Common Stock. Our only source of revenues is through our subsidiary IRI, providing medical review under the guidance of the Texas Department of Insurance. Other than the acquisition of IRI, Peer Review has had no other material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. Over the past three years, PRMA’s continued process of development has included: (a) Direct marketing to increase our panel of Professionals: Using physician databases that we purchase, we are able to screen physicians throughout the country. From this large pool, we further filter through parameters of location, licensure, and medical specialty. These criteria will yield a short list of candidates. To this list we will send formal invitations to join our Panel. Candidates, who respond to our direct marketing, begin a process of information and knowledge exchange. If the candidate is interested in joining our list of medical experts, after our initial conversation, they make application and accept our terms and conditions to employment via our secure web portal. After our review of the application, the physician is given a user login to their personal space and account. This personal space is used to consolidate communication and work with our company. At this point they are ready to upload, enter, email or fax their complete curriculum vita to use or the system.

Our business plan is structured around our subscriber clients being able to use this information for finding the best-qualified physician for work assignments; (b) Developing our marketing plan that includes sales techniques, procedures and materials: We have spent a great deal of our time researching the market for our services. We have been developing our sales presentations tailored to specific industry and employee needs. This has included client contact materials, such as brochures and pamphlets; (c) Continued Software and technology development: Our second largest endeavor over the past three years has been our enterprise software development. This enterprise system and it’s sub assemblies (other software) aggregates all of our business process, employees, physician consultants, shareholders, clients, web portals and all required documents and tools to one ever evolving desk top. This “desk top” view is determined by the user or individual need and authority. In our opinion, this is a cutting edge development using the latest software tools and techniques; (d) Hiring and training new employees; (e) Seeking acquisition candidates; (f) Completing the acquisition of IRI: The acquisition of IRI has given us practical experience and is directing the development of our Case Management system. It is also why our customer base has expanded and become more diverse. PRMA has had no appreciable revenues excluding a few “test” attorneys’ clients. This acquisition took almost two years to complete, reorganize, and get running properly. Currently, we have had limited revenues and operating at a deficit, but have not had to file for bankruptcy or have a receivership.

Distribution of Products and Services—Market Segmentation

Our market breaks down in three different areas and with three revenue components: (a) Medical Review Support and Litigation Support Consultation, Case strategy, Expert Opinion and Testimony. This market segment further breaks down to two of our services, namely providing services to Personal Injury Plaintiffs and Defense of Liability Payors; (b) Medical Review Support to Healthcare Payors (Healthcare Insurance Companies, Hospitals, Nursing Homes, etc.); and, (c) Statuary Review for state governments.

State Licensing

Any entity can call themselves an independent review organization (“IRO”), external review Organization and/or a utilization review agent. However, registration or certification is required in many states in order to be eligible for assignment of statutory or regulatory work from government agencies (i.e. state departments of insurance). In the state of Texas, our subsidiary IRI has been registered by the Texas Department of Insurance since 1999 to the present for statutory work for review of medical necessity denials by private insurance carriers for the state (registration #05055).. In Arkansas, from January 01, 2005 till December 31, 2006, IRI was registered for external review of medical cases denied by insurance carriers. IRI was never able to secure any business within the State of Arkansas. The Company’s IRI division applied for licensure in Arkansas, but unlike Texas, their system and the assignment of cases is driven by insurance carrier choice. At this time, the Company has not sought to hire an area representative to negotiate with insurance carriers, and has opted to allow the license to lapse. The Company may make new application to Arkansas sometime at a later date.

Our Strategy

(a) Legal Consulting

With numerous law firms across the United States specializing in personal injury, there is a significant market segment of the legal industry ideal for Peer Review Mediation and Arbitration. When a personal injury case is brought to an attorney, that attorney must evaluate liability and causation. He or she must assess damages, place a value on the case, determine the case strategy and obtain expert medical reports. The attorney must also review and organize medical records, interrogatories and depositions, as well as any necessary medical research. Medical experts are used for legal support by both the plaintiff and the defense. When there is a group of attorneys acting on the behalf of the plaintiff, one will find a like group, acting in a similar manner on behalf of the defense. This means that Peer Review offers a valuable service necessary and applicable to both sides in a litigation case maximizing the Company's market potential within the legal community. Casualty insurance companies provide coverage that pays the medical and hospital bills as well as whatever a court might award (up to the limits of the coverage) for someone injured in a situation that a court might regard as negligent in nature, by their client. In these instances, the insurance company would have needs similar to defense attorneys.

An attorney for the plaintiff in many states, must file an "affidavit of merit", attesting that the attorney has obtained a written opinion of a physician who finds the plaintiff's claim to have merit. PRMA seeks to provide a subscriber with thousands of qualified medical experts to serve and expedite this process. Medical experts, in assessing damages and valuing cases, ensure that the attorneys from both sides approach negotiations with a true understanding of the case's settlement value. Experienced experts know what influences insurance companies to settle and, through case evaluation, can help develop case strategy, presentations and materials designed to produce a quick settlement. After in-house survey with our medical experts, we believe medical physicians and expert will often charge from $300 to $700 per hour for case evaluations, to review all the records and render an opinion. Another informal survey of Attorneys has indicated that they may have to interview as many as twenty-five experts before finding two or three willing to testify for their position. Complex cases often require several expert witnesses. PRMA enables subscribers to avoid the typical hit or miss process of locating appropriate and credible medical experts to evaluate and ultimately testify for their case. These surveyed Attorneys also desire greater efficiencies in this process to achieve their overall financial goals. PRMA helps its subscribers to reduce the time and effort necessary in these types of cases, creating a far more cost-effective process. PRMA facilitates an advanced search methodology allowing attorneys to rapidly identify a number of potential medical experts from the Peer Review Board with wide ranging specialties, backgrounds and expertise. For a law firm specializing in personal injury, more efficient caseload management means increased profitability. For other law firms representing clients typically on the defense, a deeper reservoir of medical experts will reduce their liabilities and payouts.

(b) Medical Review

In another informal survey of Providers, insurance companies, Managed Care Organizations (such as HMOs and PPOs), Hospitals, nursing homes and other health care providers have indicated that they are becoming increasingly dependent on objective third-party support for medical decision-making, peer evaluation, quality assurance, utilization review, case management, quality oversight, as well as in litigation cases requiring case valuations and expert testimony. Peer Review Mediation and Arbitration assists insurers and health care companies achieve their goal of assuring their members, patients and the public of delivering proper and necessary health care without quality compromise. This has become a critical foundation for continued business for all health care providers, but especially for HMOs and insurers as legislation supporting a Patients' Bill of Rights is passed in various states, and soon to be enacted at the national level.

Peer Review Board Members are ideal for developing and monitoring quality assurance programs for a variety of health care entities. Standards for quality review for health plans and Medicare providers intensify every year, necessitating the assistance of independent, objective specialists external to the organization. PRMA is especially beneficial to managed care organizations, hospitals and nursing homes undergoing utilization review and case evaluations brought before the Peer Review Organization. The Peer Review Organization (PRO) program is administered by the Health Care Financing Administration (the branch of the federal government that administers Medicare and Medicaid) and is designed to monitor and improve utilization and quality of health care for Medicare beneficiaries. Their mission is to ensure the quality, effectiveness, efficiency, and economy of health care services provided. The PRO responds to quality of care complaints from consumers and appeals filed if an insurance company denies a service, or terminates, or refuses to pay for a service that the insured believes should be covered.

When an HMO, for example, is being investigated for quality of care concerns or is defending a medical decision, the HMO can obtain documentation, develop supportive defense and locate appropriate medical expert witnesses, independent from the organization, to back up their cases. The appeal process allows insurance companies to demonstrate why a treatment may not be medically necessary or appropriate. Peer Review Mediation and Arbitration can play an invaluable role by extending third party, objective corroboration. Another one of PRO's many objectives is to improve the quality of healthcare services to ensure routine delivery of high-quality medical care. With this being a prominent objective, PRMA can also be tapped by health care providers to assist in development of quality improvement programs. Publicizing their achievements in quality improvements and their association with Peer Review Mediation and Arbitration, health care providers gain enhanced credibility, public support and patient confidence, leading to improved sales and customer loyalty, so critical to long-term viability in the market place. Peer Review Mediation and Arbitration offers a unique opportunity for hospitals, insurance companies and other health care providers to differentiate themselves in their respective markets while achieving greater cost efficiencies and positively impacting corporate goals.

Intellectual Property

We have no patents pending but maintain strong Intellectual Property controls. All employees are subject to a Non-Disclosure and Intellectual Property and Ownership Agreement.

Competition

Any entity can state that they are an independent review organization (“IRO”). However, registration or certification is required in order to be eligible for assignment of statutory or regulatory work from government agencies (i.e. state departments of insurance). Licensing is only required for companies who wish to work for the State Dept of Insurance. There is no licensing requirements to do Commercial (for attorneys or insurance companies) or Private (individual consumers) payer work for medical review. Peer Review seeks to be a registered or certified IRO in the states it conducts business. To date, the Company does not rate itself anywhere within its industry among competiting companies. Many companies within the medical expert industry are larger, more established and better capitalized. Peer Review has marginal sales, net losses and limited funds for marketing. The company’s competitors fall into three different categories: (a) Directories of Experts. Directories are maintained by several organizations and service companies, e.g. West Law, Lexus Nexus, Seek, America Medical Association, and other online providers; (b) Referral Services. Almost any employment agency can handle search and recruitment of a part time medical consultant. There are numerous companies specializing in the medical placement field. (c) Sole Service Providers. These companies are similar to Peer Review’s IRI division, in that it maintains their own panel of providers or employees and they decide who to assign require work. A search in Dunn and Bradstreet will reveal about 350 different companies.

Peer Review believes its platform and business plan will offer a competitive advantage over these competitors in the future. The Company plan is to meld together the advantages of the several types of competitors, and infusing it with a new collaborate technology. Like directories, Peer Review has a vast panel representing many medical specialties and geographic locations. But unlike Directories, we maintain vast amount of information about our physicians, with a searchable Data Archive of their complete curriculum vita. The disadvantage of directory or Referral Service is that the client must expend a lot of effort to screen through physicians and contact the physician directly. Peer Review’s customer relations process handles the communication and determines which of the chosen professionals are interested in the work assignment. PRMA methods allow the Client to search; review and chose a “short” list of qualified Physicians and send a request for proposal to the list. Physicians can review case details and if interested, responds with a quote for services. To our knowledge and unlike all the competitors in the industry, Peer Review expects to offer an advantageous case management system, where the client can identify case parties, documents, authorities to upload and/or view documents, and request documents from others.

Fee Structure

Peer Review’s business model anticipates the following fee structure as indicated as estimates; only, actual fees for service are determined on a case-by-case basis.

(a) Attorney Subscriber Fees: Base Technology Fee $1,200.00 an year, which can be divided in monthly payments of $100 as a minimum fee, allowing the subscriber two case per month.

b) Legal Reviews: Professional fees are estimated $1,000.00 minimum per case.

(c ) Insurance Case Fees: Flat Rate Technology fee of $175.00 per case

(d) Medical Quality Reviews: Professional fees are estimated $850.00 minimum per case

(e) Statutory Reviews: $650.00 per case or as set by Law

Government Regulation

Our services do not require us to be licensed under federal or state law as a provider,

Research and Development Activities

Product and development costs consist of the costs to develop and operate our technology platform’s application and transaction database and are expensed as incurred. For the fiscal year end December 31, 2007 we incurred no expenses for research or product development.

Effect of Environmental Laws

Environmental laws do not affect the company.

Employees

As of December 31, 2007, we had 10 full time employees, none of whom are represented by a labor union. We consider our employee relations to be satisfactory.

Reports To Security Holders

Peer Review’s annual report will contain audited financial statements. Peer Review is not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to its security holders unless a request is made for such delivery. Peer Review files all of its required reports and other information with the Commission. The public may read and copy any materials that are filed by Peer Review with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

 Transfer Agent

We do not have a Stock Transfer Agency; we handle all issuances of securities internally.

Item 1A. RISKS FACTORS

The Risk and other factors set forth in this Registration Statement, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events, which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. We do not undertake any obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

RISKS RELATING TO OUR COMPANY

WE HAVE HAD LIMITED PRODUCT SALES, A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE INCEPTION.

We have had limited sales of our products to date. We incurred net losses of ($1,400,209) and ($1,323,120) during the years ending December 31, 2006 and December 31, 2007, respectively. We expect to incur substantial additional operating losses in the future. During the year ended December 31, 2006 and December 31, 2007, we generated revenues from product sales in the amounts of $79,445 and $114,386, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

WE HAVE A WORKING CAPITAL LOSS, WHICH MEANS THAT OUR CURRENT ASSETS ARE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES.

We had a working capital deficit of $2,448,204 at December 31, 2007, the amount our current liabilities had exceeded our current assets. Current assets are assets that are expected to be converted to cash or otherwise utilized within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2007 were not sufficient to satisfy all of our current liabilities on that date.

THE REPORT OF OUR INDEPENDENT AUDITORS CONTAINS AN EXPLANATORY PARAGRAPH RELATING TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditor Ronald R. Chadwick, P.C. stated in notes to our audited financial statements for the December 31, 2006 and December 31, 2007, period that there is doubt about our ability to continue as a going concern. Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of the twelve months ending December 31, 2007, we had an accumulated deficit of ($8,791,404). Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have financed our operations since inception primarily through equity financings and we will continue to depend on external financing to fund our operations over the next several years. No assurances can be given that the additional capital necessary to meet our working capital needs or to sustain or expand our operations will be available in sufficient amounts or at all. Continuing our operations over the next twelve months is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern.

WE MAY NOT BE ABLE TO OBTAIN THE SIGNIFICANT FINANCING THAT WE NEED TO CONTINUE TO OPERATE.

We may not be able to obtain sufficient funds to continue to operate or implement our business plan. No assurances can be given that the additional capital necessary to fund operations and implement our business plan will be available in sufficient amounts or at all, in which case we may have to curtail our business plans, or in the worst case cease operations.

UNLESS WE CAN REVERSE OUR HISTORY OF LOSSES, WE WILL HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. We will need to generate significant revenues to achieve profitability and we may be unable to do so. We expect that our expenses will continue to increase and there is no guarantee that we will not experience operating losses and negative cash flow from operations for this fiscal year or for the foreseeable future. If we do not achieve or sustain profitability, then we may be unable to continue our operations.

OUR PRODUCTS ARE BASED UPON OUR NON-PATENTED PROPRIETARY TECHNOLOGY AND OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE LOSE OUR INTELLECTUAL PROPERTY RIGHTS.

Our service utilizes our non-patented proprietary platform we developed over several years. We employ various methods to protect our proprietary technology and information, including confidentiality and proprietary information agreements with vendors, employees, consultants and others. Despite these precautions, our or substantially equivalent technology or information may become known to, or be independently developed by, our competitors, or our proprietary rights in intellectual property may be challenged. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

WE WILL NEED SUBSTANTIAL FINANCING TO CONTINUE OUR OPERATIONS.

We currently have limited working capital, which will not be sufficient to attain our goals. Management is evaluating and formulating financing plans to enhance our ability to fund operations. Included among those methods being considered is filing a registration statement under the Securities Act of 1933, as amended, (the “Act” or “Securities Act”) to offer those shares to the public, or the registration of common shares underlying the Non-Employee Stock Options which we issued and sold 212,243 Purchase Options up till March 31, 2008 and intend to issue and sell additional Common Stock and Purchase Options in 2008to accredited investors. We may also need additional funding which may not be available when needed. However, if we issue additional securities, you may experience significant dilution of your ownership interest and holders of these securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions. In this case, the value of your investment could be reduced. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing.

WE FACE INDUSTRY COMPETITION FROM MORE ESTABLISHED COMPANIES.

 The case management, case utilization, expert opinion and testimony consulting business is presently a fragmented industry with many small organizations providing experts on a local or regional basis. Our services are being offered through our interactive technology and data archive, with no history of successful operations.

GOVERNMENTAL REGULATION OF OUR PRODUCTS COULD INCREASE THE COST AND ADVERSELY AFFECT SALES.

As with all business entities including those specifically engaged in providing business-to-business services, as well as to and the general public, we are subject to a wide range of ever-changing Federal, state and local statutes, rules and regulations, including: the Act and Securities Act; Anti-Trust Laws; Labor Relations Laws; Federal and State Labor (Wage & Hour) Laws; the Americans With Disabilities Act, and the Occupational & Safety Health Administration (OSHA) and other government regulatory mandates. Currently, we are not hindered by federal or state regulation; only registration with a state to conduct medical reviews of insurance denials for the state in those states that require registration. However, governmental regulation could materially adversely affect our business, financial condition and results of operations.

THE LOSS OF OUR FOUNDER AND CHIEF EXECUTIVE OFFICER WOULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND PROSPECTS.

Our success is dependent on the efforts and abilities of our founder, Chief Executive Officer, and Chairman of the Board, Willis Hale. The loss of our founder could have a material adverse effect on our business and prospects. We carry life insurance on the CEO, Mr. Hale, of $250,000.

IF WE CANNOT ATTRACT, RETAIN, MOTIVATE AND INTEGRATE ADDITIONAL SKILLED PERSONNEL, OUR ABILITY TO COMPETE WILL BE IMPAIRED.

Many of our current and potential competitors have more employees than we do. Our success depends in large part on our ability to attract, retain and motivate highly qualified management and technical personnel. We face intense competition for qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. If we are unable to continue to employ our key personnel or to attract and retain qualified personnel in the future, our ability to successfully execute our business plan will be jeopardized and our growth will be inhibited.

OUR OFFICERS AND DIRECTORS ARE INDEMNIFIED AGAINST CERTAIN LOSSES, AND WE DO NOT CARRY OFFICER & DIRECTOR INSURANCE, SO WE MAY BE EXPOSED TO COSTS ASSOCIATED WITH LITIGATION.

If our directors or officers become exposed to liabilities invoking the indemnification provisions, we could be exposed to additional un-reimbursable costs, including legal fees. Our articles of incorporation and bylaws provide that our directors and officers will not be liable to us or to any shareholder and will be indemnified and held harmless for any consequences of any act or omission by the directors and officers unless the act or omission constitutes gross negligence or willful misconduct. Extended or protracted litigation could have a material adverse effect on our cash flow.

RISKS RELATING TO OUR COMMON STOCK

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK WHICH WOULD REDUCE INVESTORS PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE. WE DO NOT NEED SHAREHOLDER APPROVAL TO ISSUE ADDITIONAL SHARES.

Our certificate of incorporation authorizes the issuance of 45,000,000 shares of common stock, par value $.0001 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.
BECAUSE WE DO NOT INTEND TO PAY DIVIDENDS, SHAREHOLDERS WILL BENEFIT FROM AN INVESTMENT IN OUR COMMON STOCK ONLY IF IT APPRECIATES IN VALUE.

We currently intend to retain our future earnings, if any, to finance the further expansion and continued growth of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which shareholders have purchased their shares.

OUR COMMON STOCK HAS NEVER TRADED, AND WE CANNOT PREDICT THE EXTENT TO WHICH A TRADING MARKET WILL DEVELOP.

Presently there is no public trading market for any securities issued by us. No representations are made, intended, nor should any be implied, that an active public trading market for any of our securities will ever develop or, if developed, would continue for any specific length of time. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market of the Company’s common stock in any market that may develop.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

At the present time, we do not own any real estate. Currently we rent approximately 8,000 sq. ft. of prime office space in Boca Raton, Florida, from 5th Avenue Real Estate Development, Inc., a corporation controlled by our CEO. The lease expires in 2011, is non-cancelable, and carries no additional renewal option. The required monthly payment is $14,000 plus costs of approximately $5,158 per month. Rent expense incurred under the lease in 2006 and 2007 was approximately $238,000 each year. Subsequent to December 31, 2007 future minimum payments under the lease are approximately $930,000 including $238,296 per year from 2008 through 2010, and $218,438 in 2011. We believe that the general physical condition of our executive offices is adequate to satisfy our current needs. It is not our policy to acquire properties for capital gain or rental income.

We believe that the annual rental cost of $168,000 is comparable for similar space in the area, and has been arrived at in an arms-length process of comparing cost per square foot of comparable office space in the geographical area. As such the board of directors has found renting office space from an entity owned by our CEO, not to be a conflict of interest. The Company also leases space for IRI's offsite storage at Stor-A-Way, 550 S H35 Round Rock, TX 78681. IRI pays $69.00/month, on a month to month lease.

ITEM 3. LEGAL PROCEEDINGS

We entered into a Consent Order with the State of Georgia, which acting on a complaint by a shareholder, asserted that Merge Media/Ebiznet, Inc. [a non-operating affiliate of Peer Review] and Peer Review of offering and selling securities in Georgia in violation of the securities laws of that State. One accredited investor purchased shares of Merge Media in 2000. The shareholder did not purchase shares of Peer Review, but received shares as part of the distribution of Merge Media’s shares to its shareholders. Due to our failure to timely respond to the State of Georgia, the Georgia Secretary of State obtained a default judgment. In order to settle the matter without incurring further costs and expenses, we negotiated a Consent Agreement and Order with the Georgia Secretary of State, and without our admitting or denying the allegations, we have offered a full rescission to the shareholder of her original $15,000 investment, which she accepted and payment in full was made to her and we made full payment of the fine imposed to cover the State of Georgia’s costs, the State of Georgia agreed that the Judgment against Peer Review will be vacated. The Consent Order is filed herewith as Exhibit 10.

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

There are no other known legal proceedings, by or against us, either pending or contemplated to our knowledge. Although the Company in the normal course of business is subject to claims and litigation, the Company is not a party to any material legal proceeding nor is the Company aware of any circumstance which may reasonably lead a third party to initiate legal proceeding against the Company. As of the date of this filing, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers, or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year which ended on December 31, 2007, no matter was submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of March 31, 2008, there were 741 holders of record of our common stock. There is no public trading market for our common stock.

Dividends

As of December 29, 2007, we have not declared or paid dividends on our common stock and have no intention to do so in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

In connection with the organization of Peer Review, during the period from April 2001 (inception) through December 31, 2007, we issued a total of 8,118,1256 unregistered shares of common stock, to a total of 714 holders of record, including our founder, our corporate Secretary as well as to a former consultant. In issuing all of said shares we relied upon Section 4(2) , in connection with Regulation D, Rule 506 of the Act, as an exemption from registration of shares issued in non-public transactions.

In fiscal year 2006, pursuant to Section 4(2), Regulation D, Rule 506, of the Securities Act we sold 259,740 Common Stock shares to 134 accredited investors, at $4.95 share, or total consideration of $1,295,236 cash. In fiscal year 2007, pursuant to Section 4(2) and Regulations D, Rule 506, of the Securities Act we sold 82,086 shares to accredited investors or total consideration of $402,361. These securities were issued in reliance upon an exemption from registration afforded by the provisions of Section 4(2) and Regulation D of the Securities Act of 1933, as amended. All of the investors were accredited investors, there was no general solicitation or advertising in connection with the offer and sale of securities, sales were conducted by Company officers and employees without compensation paid and all securities were issued with a restrictive legend.

During 2006 the Company issued and sold 116,600 Purchase Options at $0.05 each to 134 accredited investors for a total consideration of $5,830 in cash, allowing the holder to purchase one share of common stock per option, registered upon filing of a registration statement under the Act, exercisable within 90 days of an effective registration statement at the initial public offering price. No Purchase Options were exercised, expired or were cancelled, leaving a year end 2006 balance of 116,600 Purchase Options outstanding. These securities were issued in reliance upon an exemption from registration afforded by the provisions of Section 4(2) and Regulation D, Rule 506, of the Securities Act of 1933, as amended. All of the investors were accredited investors, there was no general solicitation or advertising in connection with the offer and sale of securities, and all securities were issued with a restrictive legend.

During 2007 the Company issued and sold 71,460 Purchase Options at $0.05 each to accredited investors for a total consideration of $3,573, allowing the holder to purchase one share of common stock per option, exercisable within 90 days of an effective registration statement at the initial public offering price. No options were exercised, expired, while 3,300 were cancelled, leaving a December 31, 2007 balance of 184,743 Purchase Options. All the above described Purchase Options were sold in connection with the issuance and sale of the Company’s Common Stock at $4.95, to accredited investors, in a private placement memorandum pursuant to Section 4(2) and Rule 506 of Regulation D of the Act.

The Company intends to issue and sell under these exemptions from registration additional Purchase Options in 2008, allowing the holder to purchase one share of common stock per option, exercisable within 90 days of an effective registration statement at the initial public offering price. However, there is no assurance that the Company will issue and sell any additional Purchase Options. Each unit sold of the private placement offerings to accredited investors consisted of one share of Common Stock and one Purchase Option; at a unit price of $5.00, respectively, $4.95 for each Common Stock and $0.05 per Purchase Option consideration paid. No Purchase Options were offered separately from such Private Placement Memorandum offering. A Form D was filed with the SEC. These securities were issued in reliance upon an exemption from registration afforded by the provisions of Section 4(2) and Regulation D of the Securities Act of 1933, as amended. All of the investors were accredited investors, there was no general solicitation or advertising in connection with the offer and sale of securities, and all securities were issued with a restrictive legend.

Officers and employees offered and sold the Private Placement Memorandum to the Company’s medical expert network, receiving no commission or remuneration. No underwriter or broker-dealer was involved in any of the aforesaid securities issuance transactions. We believe that all of the shares issued by us were done so in transactions that did not involve a public offering, and were made in reliance upon an exemption from registration provided by Rule 506, Regulation D and Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Notice Regarding Forward Looking Statements

The following discussion and analysis should be read in conjunction with our Consolidated financial statements and related notes included elsewhere in this report. This discussion and other parts of this report may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” in Item 1A of Part I of this report and elsewhere in this report.

GENERAL

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

Management believes it has on hand approximately three months of cash and cash equivalents available to fund its operations, and will require to raise additional funds to continue its operations. Over the next twelve months the Company does not anticipate additional research & development expenses, but depending on its capital raising activities expects to purchase more computer terminals to augment a significant number of new personnel needed to be hired to implement its business plan.

Management believes that an anticipated public offering in the future would greatly affect short & long-term liquidity. Our greatest uncertainty is whether we can continue raising capital through the sale of our common stock under Regulation D of the Act, until we can generate positive cash flow. If we were not able to continue funding our operations by our current exempt offering would be a serious uncertainty for the Company. We have a planned for additional commitments for capital for personnel and equipment. Our Texas division IRI depends greatly on its client, the Division of Insurance of the State of Texas, for medical case review of insurance denials, the loss of that client would negatively affect the revenues of the company. We are working on gaining contracts with other State insurance divisions for medical review cases for our physicians, government contracts, insurance carriers and major personal injury law firms that would greatly increase our revenues. The causes of the revenue changes between 2007 fiscal year to 2006 fiscal year are a result of fluctuations in sales from our Texas division IRI, and changes in the number of personnel that affects our expenses. The biggest risk or challenge to the Company is not being able to raise sufficient capital to fund our current business plans and or continue as a viable entity.

Management uses various financial and non-financial factors to determine if we are implementing our business plan objectives that are determined by job role or process. The following are the management, compliance and accountability points for the sales and work product process:

Quantity of outbound marketing materials
Number of inbound inquires
Number of follow-up marketing information
Number of phone or in-person marketing presentations
Number of industry and trade shows or meetings attended
Number of inquires initiated at trade or industry show or meeting
Number of successful presentation that result in new customer generation
Number of new customer cases entered into system by new and established customers
Number of professional searches
Timeliness of professionals' response to request for proposal (RFP) inquires
Professional time spent on document review during RFP process
Number of Professionals responses vs. Number of Request for Proposals to Professionals
Number of job assignments
After job assignment to Professional
Timeliness of Professional's response to work assigned
Timeliness of Professional's response to inquires regarding work assigned
Timeliness of Work Product completion
Draft Work product evaluation and questions generated
Work product accepted ratio without questions
Customer satisfaction with Work Product
Management, as determined by business process needs will establish other monitoring points.

Critical Accounting Estimates

Management is aware that certain changes in accounting estimates employed in generating financial statements can have the effect of making the Company look more or less profitable than it actually is. Management does not believe that either the Company or its auditors have made any such changes in accounting estimates. A summary of the most critical accounting estimates employed by the Company in generating financial statements follows below.

Revenue Recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured. The Company's revenues to date have been earned primarily from consulting fees for arranging medical expert insurance case review

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. Information for the year ended December 31, 2006 and year ended December 31, 2007 is that of the Company on a consolidated basis.

Revenues. The Company had gross revenues of $114,386 in fiscal year 2007, as compared to $79,455 in fiscal year 2006. Revenue for 2007 was more than that of 2006 primarily due to increased fees generated by our IRI division. For the fiscal year 2007, our cost of revenues as a percentage of revenue decreased to 57%, as compared to 67% for the corresponding period for 2006. Cost of sales was $64,894 and $53,176 for 2007 and 2006, respectively.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses consisted of payroll and related expenses for executive, accounting, and administrative personnel, professional fees, and other general corporate expenses. SG&A during the year ended December 31, 2007 of $1,398,714, decreased slightly from the same SG&A expenses during the year ended December 31, 2006 of $1,476,490. This decrease was primarily attributable a consolidation of expense areas and a decrease of consultant expenses.

The Selling, General and Administrative Expenses up in the year ending December 31, 2006, was $1,476,490, that consisted of $137,850 Physician Recruitment, $91,897 Administrative Expense, $76,585 Operational Expense, $254,432 IT Maintenance, $238,286 Rent, $180,000 Officers & Directors Compensation, $145,861 Consulting fees, $17,571 telephone, $93,283 legal & professional fees, $57,684 utilities/maintenance, $13,351 office supplies, $15,015 licenses/permits, $15,072 promotion & advertising, and $128,417 miscellaneous fees (includes $11,186 depreciation). The Selling, General and Administrative Expenses up in the year ending December 31, 2007, was $1,398,714, that consisted of $173,150 Physician Recruitment, $114,575 Administrative Expense, $95,475 Operational Expense, 217,975 IT Maintenance, $235,625 Rent, $200,000 Officers & Directors Compensation, $86,975 Consulting fees, $9,850 telephone, $21,025 legal & professional fees, $15,225 utilities/maintenance, $7,475 office supplies, $13,575 licenses/permits, $22,375 promotion & advertising, and $185,414 miscellaneous fees.

Net Income (Loss). The net income for the year ended December 31, 2007 was $1,323,120, compared to $1,400,209 for the year ended December 31, 2006.

Liquidity and Capital Resources

The increase of cash provided by operating activities for 2007, in comparison to the Company’s prior fiscal year, is attributable primarily to an increase of capital raised from equity financings.

The net cash used in operating activities for the fiscal year ended December 31, 2007 was $1,126,969. The net cash provided from operating activities for fiscal year ended December 31, 2006 was $840,924. The Company had $201,888 in cash and cash equivalents as of December 31, 2007, compared to $405,031 in cash and cash equivalents as of December 31, 2006. This decrease was primarily due to the payment of additional expenditures to enhance and expand the Data Base of Medical Experts. The Company had $3,697 of account receivables as of December 31, 2007, as compared to $2,346 as of December 31, 2006.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see the explanatory notes to the Company’s financial statements for the fiscal year ended December 31, 2007, contained in this filing. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PEER REVIEW MEDIATION & ARBITRATION, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND DECEMBER 31, 2007

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements-

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the years Ended
December 31, 2007 and 2006	F-4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the years ended
December 31, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the years Ended
December 31, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-7

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado 80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Peer Review Mediation And Arbitration, Inc.
Boca Raton, Florida

I have audited the accompanying consolidated balance sheets of Peer Review Mediation And Arbitration, Inc. as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peer Review Mediation And Arbitration, Inc. as of December 31, 2006 and 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are might result from the outcome of this uncertainty.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A (T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer concluded that our  disclosure controls and procedures as of December 31, 2007 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as supplemented by the COSO publication, Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007 based on these criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

As of March 14, 2008, the directors and executive officers of the Company, their ages, positions, the dates of initial election or appointment as directors or executive officers, and the expiration of their terms are as set forth in the following table.

Name of Director / Executive Officer	Age	Position(s)	Period Served

Willis Hale	53	President	Inception to present

David Larry	74	Secretary	Inception to present

Duties, Responsibilities And Experience

Willis B. Hale, 53, is the founder of Peer Review, and has been Chairman of the Board, Chief Executive Officer and President from inception (June 2001) to the present. He was the founder (2000) and has served in similar capacities with Merge Media, Inc., presently a non-operating company. From 1993 to 1998 Mr. Hale was a corporate development advisor creating a variety of business plans, medical treatment protocols, state licensing program for mortgage brokerage, online merchant accounts and accounting systems, streaming video and a wide range of related technology activities. From 1998 to 2007, Mr. Hale served as CEO, and was control shareholder, of eBIZNet.com Inc., a publicly listed company that since changed its name to Biomedtex, Inc. From 1973 through 1976 he was a Maintenance Officer, Advanced Avionics systems for the U.S. Navy (at Pensacola, Florida) and from 1971 to 1973 he studied Environmental engineering at the University of Tennessee. He also attended the University of West Florida, studying Business Administration.

David W. Larry, 74,   has been Secretary and a member of the board of directors since 2003. Mr. Larry was CEO of Micro Bytes Computer Centers, Inc. from its inception in 2001 to 2003. Prior to that, he had been engaged as a product design and development consultant since 1985. Mr. Larry is a 1960 graduate of the University of Florida having received an engineering degree. Over the course of his career as an employee of private defense contractors, he was involved in a variety of aerospace electronic design and development programs for NASA and the U.S. Air Force. Additionally, he has designed, developed and manufactured a variety of electronic equipment for the steel-coin operated game, security and emergency medical industries.

Significant Employees

Other than the executive officers of Peer Review named above, no other employees are required to be disclosed under this item. Because of their importance to the success of the Company, Peer Review maintains “key man” life insurance policies, with Peer Review as beneficiary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and holders of more than 10% of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Based solely on a review of the forms, reports, and certificates filed with the Company by such persons, all Section 16(a) filing requirements were complied with by such persons during the last fiscal year or prior fiscal years.

Code of Ethics

The Company has not adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company desires to appoint independent members to the Board of Directors before adopting such a code. The Company is actively searching for individuals who would be considered independent, as well as qualified to serve as directors.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

Audit Committee

As of December 31, 2007we did not have a separate audit committee. Rather, our Board of Directors performed all the functions that may be delegated to an audit committee. Based on our small size and limited financial and human resources, we did not believe that creating an audit committee separate and distinct from our full Board of Directors would have been cost-effective. The Company’s Chief Executive Officer is actively researching candidates for membership on the Board of Directors who would be “independent” and who, accordingly, could serve on an audit committee.

Audit Committee Financial Expert

We do not currently have an “audit committee financial expert” as defined under Item 401(e) of Regulation S-B. As discussed above, our Board of Directors plans to form an Audit Committee. In addition, the Board is actively seeking to appoint an individual to the Board of Directors and the Audit Committee who would be deemed an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2007 with respect to services rendered by such persons.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Willis Hale,	2006	175,000	—	—	—	—	—	—	175,000
President, CEO and Director	2007	175,000	—	—	—	—	—	—	175,000
David Larry,	2006	26,000	—	—	—	—	—	—	26,000
Secretary	2007	26,000	—	—	—	—	—	—	26,000

1) Salary refers to base salary compensation paid through the Company’s normal payroll process.

(2) A cash bonus is paid to executive officers based on a combination of factors including the performance of the company relative to specific objectives, the financial condition of the company, and the performance of the individual executive relative to specific objectives.

(3) “All Other Compensation” includes the company’s match to the executives’ 401(k) contribution and premiums paid on life insurance for the executive.

Employment Agreements with Named Executive Officers

Each of the employment agreements described above provides for severance payments, in the amount of the unpaid fixed annual salary due under such agreements.

Outstanding Equity Awards

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for our Chief Executive Officer and each of our most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2007 with respect to services rendered by such persons.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name of Executive Officer	Number of Exercisable Securities Underlying Unexercised Options	Number of Unexercisable Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
Willis Hale	0	0	0	0	0	0	0	0	0

David Larry	0	0	0	0	0	0	0	0	0

Compensation of Directors

Other our Chairman and CEO, and Secretary, whose compensation is included in the Summary Compensation Table and Outstanding Equity Awards at Fiscal Year-End table above for the fiscal year ended December 31, 2007, we have no other directors nor compensation paid to other directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the beneficial ownership of our capital stock as of March 31, 2008 for (i) any person whom we know to be the beneficial owner of more than 5% of our outstanding common stock (ii) each of our directors or those nominated to be directors, and executive officers and (iii) all of our directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT(1)

As of December 31, 2007, there were 721 holders of record of shares of Holdings Common Stock. The following table sets forth certain information regarding beneficial ownership of Holdings Common Stock as of December 31, 2007, by (i) each person who is known by Holdings to be the beneficial owner of more than 5% of Holdings Common Stock, (ii) each of the Company’s directors and the Named Executive Officers in the Summary Compensation Table and (iii) all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares of Holdings Common Stock shown unless otherwise noted.

Name and Address Of Beneficial Owners (4)	Amount and Nature of Beneficial Ownership		Percentage of Ownership (1)		Percentage of Ownership Assuming Fully Diluted (2)
	Common Shares	Series II Preferred	Common Shares	Series II Preferred	Common Shares	Percent
More than 5% beneficial ownership
Advisory Board Members as a group	410,050	- 0 -	5.1%	- 0 -	410,050	4.4%	%
Executive Officers and Directors:
Hale Family Trust (3) 1450 S. Dixie Highway, Suite 201 Boca Raton, FL 33431	4,900,000	345,000	61.0%	34.5%	5,245,000	52.7%	%
David Larry 6842 SW 18 th Court No. Lauderdale, FL 33068	200,000	- 0 -	2.5%	-0-	200,000	2.1%	%
All executive Officers, Directors as a group (2 persons)	5,100,000	345,000	63.5%	34.5%	5,445,000	58.5%	%

(1) Based on 8,118,126 shares of our common stock issued and outstanding, as of December 31, 2008.
(2) Based on 9,302,869 shares of our common stock issued and outstanding after conversion of the 1,000,000 Series II Preferred Stock we have issued and outstanding, plus the exercise of 184,743non-employee stock options convertible into 184,743 shares of our common stock.
(3) Willis Hale, the Chief Executive Officer of the Company, is the trustee of the Hale Family Trust, dtd 06/01/2007.
(4) Unless otherwise noted, the address for each person or group is c/o PRMA 1450 S. Dixie Hwy, Ste. 300, Boca Raton, FL 33432

Equity Compensation Plan Information

We do not have an equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success.

Change in Control and Acquisition

There are no existing agreements which may provide for a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons, Promoters and Certain Control Persons

Except as set forth below, there were no transactions during the last two fiscal years, and there are no proposed transactions to which the Company or its subsidiary was or is to become a party, in which any director, executive officer, director nominee, beneficial owner of more than five percent (5%) of any class of our stock, or members of their immediate families had, or is to have, a direct or indirect material interest.

In April and May of 2001, we issued an aggregate of 6,430,000 shares of our Common Stock in exchange for acquiring certain assets and compensating several individuals for their services in formulating and founding Peer Review. These securities were issued in reliance upon an exemption from registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended. The investors were accredited investors, there was no general solicitation or advertising in connection with the offer and sale of securities, stock was issued from the issuer directly, no compensation was paid to any intermediary or employee of either company

During that period in 2001 we also issued 150,000 shares of our Series I Convertible Preferred, valued at par value, to a consultant for services, issued in reliance upon an exemption from registration afforded by the provisions of Section 4(2) the Securities Act of 1933, as amended. This was a private transaction with the issuer. The Series I shares were cancelled in December 2005 with the consent of the holder, in consideration of the l issuance of 25,000 of our Common shares, issued in reliance upon an exemption from registration afforded by the provisions of Section 4(2) the Securities Act of 1933, as amended. This was a private transaction with the issuer, there was no general solicitation or advertising in connection with the offer and sale of securities, stock was issued from the issuer directly, no compensation was paid to any intermediary or employee of either company.

Merge Media was a technology service provider, and our CEO Mr. Hale was a non-majority control shareholder of Merge Media. Merge Media performed work and provided technology to Peer Review in 2001 in exchange for 1,000,000 shares of the 6,430,000 originally issued PRMA's restricted common shares. These securities were issued in reliance upon an exemption from registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended. This was a private transaction with the issuer, no solicitation or advertising in connection with the offer and sale of securities, no compensation was paid to any intermediary or employee of either company

Prior to Merge Media suspending operations in 2002, its board of directors voted to dividend the 1,000,000 shares of Common Stock of PRMA it held as an asset via a shareholder distribution to Merge Media’s shareholders. However, at the time Merge Media received legal advice that there may not be an available securities exemption from registration with the Securities Act to dividend to its own shareholders the stock of a third-party issuer, PRMA. Subsequently, Merge Media tendered the 1,000,000 shares of Common Stock of PRMA that Merge Media had held back to PRMA, under an agreement with the board of PRMA to exchange the 1,000,000 shares of its Common Stock for a higher class of securities in the event of potential dissolution or series II Preferred Shares; and distribute the Series II Preferred shares of PRMA directly to Merge Media’s shareholders. This share exchange and shareholder dividend issuance was conducted under the exemption afforded by Section 4(2) and Regulation D, Rule 506 exemption of the Securities Act of 1933, no compensation was paid to any intermediary or employee of either company, there was no general solicitation or advertising. PRMA business purpose for issuing shares to Merge Media’s shareholders was to facilitate Merge Media in its shareholder distribution of PRMA capital Stock. The 1,000,000 shares of PRMA Common Stock owned by Merge Media were exchanged into an equal number of shares of the Series II Preferred shares and distributed to the 270 individual shareholders of Merge Media, Inc. in a distribution pursuant to an Amended Form D filed with the Securities and Exchange Commission on December 15, 2004. Each Series II Preferred share may be converted into a Common share, at no additional cost, any time subsequent to the first anniversary of their issue date. . These securities were issued in reliance upon an exemption from registration afforded by the provisions of Section 4(2) and Regulation D, Rule 506, of the Securities Act of 1933, as amended. All of the merge Media shareholders were accredited investors, there was no general solicitation or advertising in connection with the offer and sale of securities, no compensation was paid to any intermediary or employee of either company, and all securities were issued with a restrictive legend.

In June of 2004 we entered into an acquisition agreement whereby we agreed in exchange for the issuance of 200,000 shares of our common stock, to acquire 100% of the shares of ProVerus Corporation, a Florida corporation that had been established by the seller to continue the development and marketing of several software based technology applications. Pursuant to the mutual consent of the parties the transaction was rescinded. This transaction was terminated by the mutual consent of the parties and the Peer Review shares were returned and cancelled. With regard to this matter there are no legal proceedings, by or against us, either pending or contemplated to our knowledge.

On February 11, 2005, Peer Review acquired all of the outstanding common shares of Independent Review, Inc. (“IRI”), Texas Corporation, in exchange for 75,000 unregistered shares of our Common Stock. IRI is engaged in providing medical case reviews to the Texas Insurance Commission, pursuant to a license from the State of Texas. The IRI shares were acquired in exchange for 75,000 of the Company's common shares with no readily available market price The Exchange of Shares Agreement is filed herewith as an Exhibit. The securities were issued in reliance upon an exemption from registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended. This was a private transaction with the issuer, there was no general solicitation or advertising in connection with the offer and sale of securities, no compensation was paid, and all securities were issued with a restrictive legend.

We believe that the transactions described above were fair to us and were as favorable to us as those that we might have obtained from non-affiliated third parties, given the circumstances under which such transactions were proposed and effectuated.

The Company rents space under an office lease from a corporation controlled by Mr. Willis Hale, the president, chairman of the Board and trustee of the majority shareholder The Hale Family Trust. The lease expires in 2011, is non-cancelable, and carries no additional renewal option. The required monthly payment is $14,000 plus costs of approximately $5,158 per month. Rent expense incurred under the lease in 2006 and 2007 was approximately $238,000 each year. Subsequent to December 31, 2007 future minimum payments under the lease are approximately $930,000 including $238,296 per year from 2008 through 2010, and $218,438 in 2011. The rental rate was determined by the Board to be competitive to office rental rates in the area. No written shareholder consent was obtained. The Board considers this rental agreement to not be a conflict of interest for the Company, and comparative to an arms-length transaction.

Corporate Governance - Director Independence

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Fees

The following is a summary of the fees billed to the Company by Ronald R. Chadwick, P.C. (“Chadwick”), our principal accountant, for the fiscal years ended December 31, 2007 and December 31, 2006, respectively:

	Fiscal 2007 Fees	Fiscal 2006 Fees
	($)	($)
Audit Fees	$31,000	$-
Audit-Related Fees	0	-
	$31,000	$-

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, as well as services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

There were no other fees for services rendered by Chadwick other than those described above.

Audit Committee Policy on Pre-Approval of Services

We have no Audit Committee to pre-approve audit and non-audit services provided by the independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS.

EXHIBIT
Number	DESCRIPTION

3.1	Articles of Incorporation, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference.

3.1.1	Amendment to Articles of Incorporation, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference.

3.2	Restated By-Laws adopted April 2006, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference..

3.3	Specimen stock certificates, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference.

10.1	Mr. Hale Employment Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference.

10.2
Acquisition Agreement with Independent Review, Inc., filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference.

10.3	IRI Exchange of Shares Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference.

10.4	Purchase Stock Option Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference.

10.5	Non-Employee Stock Option Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference.

10.6
2001 Equity Incentive Plan - adopted by Shareholders, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference.

10.7	Consent Order with Georgia, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference.

10.8	Subscriber/Member Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference.

10.9	Board Member Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference.

10.10	Commercial Lease, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference.

99	Privacy Policy, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference.

(1)	Previously filed as an exhibit to the Form 10-SB filed with the SEC on July 28, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEER REVIEW MEDIATION & ARBITRATION, INC.

By:	/s/ Willis Hale
Willis Hale President and Chief Executive Officer

Date: March 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 14, 2008.

Signature	Title
/s/ Willis Hale	President, Chief Executive Officer
Willis Hale	(Principal Executive Officer) and Director

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2007

PEER REVIEW MEDIATION AND ARBITRATION, INC.
Consolidated Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS
F-2
Consolidated balance sheets
Consolidated statements of income and
comprehensive income	F-3
Consolidated statements of stockholders' equity	F-4
Consolidated statements of cash flows	F-5
Notes to consolidated financial statements	F-6-F-12

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado 80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Peer Review Mediation And Arbitration, Inc.
Boca Raton, Florida

I have audited the accompanying consolidated balance sheets of Peer Review Mediation And Arbitration, Inc. as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peer Review Mediation And Arbitration, Inc. as of December 31, 2006 and 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
March 12, 2008	RONALD R. CHADWICK, P.C.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
CONSOLIDATED BALANCE SHEETS

	Dec. 31,	Dec. 31,
	2006	2007

ASSETS
Current assets
Cash	$288,568	$198,256
Accounts receivable	3,697	-
Marketable securities	116,463	3,632
Total current assets	408,728	201,888

Fixed assets	57,750	65,621
Less accumulated depreciation	(32,305)	(43,743)
Other assets		500
	25,445	22,378

Total Assets	$434,173	$224,266

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$52,283	$74,259
Related party payables	1,441,642	1,629,115
Notes payable - current portion	22,118	20,277
Related party loans	429,286	926,441
Total current liabilties	1,945,329	2,650,092

Total Liabilities	1,945,329	2,650,092

Stockholders' Equity
Preferred stock, Series II, $.001 par value;
1,000,000 shares authorized; convertible;
1,000,000 issued and outstanding	1,000	1,000
Common stock, $.001 par value;
45,000,000 shares authorized;
8,036,040 (2006) & 8,118,126 (2007)
shares issued and outstanding	8,036	8,118
Additional paid in capital	5,961,794	6,367,728
Accumulated deficit	(7,468,284)	(8,791,404)
Accumulated other comprehensive income (loss)	(13,702)	(11,268)
Total Stockholders' Equity	(1,511,156)	(2,425,826)

Total Liabilities and Stockholders' Equity	$434,173	$224,266

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
	Dec. 31,	Dec. 31,
	2006	2007

Revenue	$79,455	$114,386
Cost of sales	53,176	64,894
	26,279	49,492

Expenses:
Depreciation	11,186	11,438
Selling, general and administrative	1,412,128	1,398,714
	1,423,314	1,410,152

Loss from operations	(1,397,035)	(1,360,660)

Other income (expense)
Interest (expense)	(2,452)	(2,193)
Realized gain (loss) on securities	(722)	39,733
	(3,174)	37,540

Income (loss) before provision
for income taxes	(1,400,209)	(1,323,120)

Provision for income tax	-	-

Net income (loss)	$(1,400,209)	$(1,323,120)

Other comprehensive income (loss) -
net of tax
Unrealized gain (loss) on securities	(13,702)	2,434

Comprehensive income (loss)	$(1,413,911)	$(1,320,686)

Net income (loss) per share
(Basic and fully diluted)	$(0.18)	$(0.16)

Weighted average number of
common shares outstanding	7,906,170	8,075,845

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

									Accumulated
									Other
	Common Stock		Preferred Stock		Preferred Stock				Compre.	Stock-
		Amount	Series I		Series II		Paid in	Accumulated	Income	holders'
	Shares	$.001 par	Shares	Amount	Shares	Amount	Capital	Deficit	(loss)	Equity

Balances at December 31, 2005	7,776,300	$7,776	-	$-	1,000,000	$1,000	$4,545,770	$(6,068,075)	$-	$(1,513,529)

Sales of common stock	217,740	218					994,903			995,121

Compensatory stock issuances	42,000	42					300,333			300,375

Sales of common stock options							5,830			5,830

Paid in capital							114,958			114,958

Unrealized gain (loss) on securities									(13,702)	(13,702)

Income (loss) for the year								(1,400,209)		(1,400,209)

Balances at December 31, 2006	8,036,040	$8,036	-	$-	1,000,000	$1,000	$5,961,794	$(7,468,284)	$(13,702)	$(1,511,156)

Sales of common stock	78,136	78					390,565			390,643

Compensatory stock issuances	3,950	4					11,796			11,800

Sales of common stock options							3,573			3,573

Unrealized gain (loss) on securities									2,434	2,434

Income (loss) for the period								(1,323,120)		(1,323,120)

Balances at December 31, 2007	8,118,126	$8,118	-	$-	1,000,000	$1,000	$6,367,728	$(8,791,404)	$(11,268)	$(2,425,826)

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31,	Dec. 31,
	2006	2007
Cash Flows From Operating Activities:
Net income (loss)	$(1,400,209)	$(1,323,120)

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Depreciation	11,186	11,438
Accounts receivable	2,346	3,697
Other assets	1,065	(500)
Accrued payables	10,263	21,976
Related party payables	233,328	187,473
Compensatory stock issuances	300,375	11,800
Realized (gain) loss on sale of securities	722	(39,733)
Net cash provided by (used for)
operating activities	(840,924)	(1,126,969)

Cash Flows From Investing Activities:
Fixed assets	(3,532)	(7,871)
Sales of marketable securities	5,581	154,998
Net cash provided by (used for)
investing activities	2,049	147,127

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

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

At December 31, 2006 and 2007 the Company had net operating loss carryforwards of approximately $7,500,000 and $8,800,000 which begin to expire in 2021. The deferred tax asset of approximately $2,900,000 and $3,400,000 in 2006 and 2007 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2006 and 2007 was $546,082 and $513,485.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. At December 31, 2006 and 2007 the Company had an office equipment balance of $57,750 and $65,621, with corresponding accumulated depreciation of $32,305 and $43,743. Depreciation expense for each year was $11,186 and $11,438.

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

Products and services, geographic areas and major customers

The Company derives revenue from fees paid by users and subscribers for access to and use of the Company's database of consulting professionals, and for quality review of insurance cases, although it does not separate these activities into operating segments. The Company's sales are external and domestic.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Marketable Securities

The Company's marketable securities are classified as available-for-sale, are presented in the balance sheets at fair market value, and consist entirely of equity securities. Gains and losses are determined using the specific identification method. The change in unrealized gains and losses in 2006 and 2007 was $(13,702) and $2,434.

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

NOTE 2. RELATED PARTY TRANSACTIONS

As of December 31, 2006 and 2007 the Company owed related parties $1,441,642 and $1,629,115 for operating payables. The Company also owed related parties in each year $429,286 and $926,441 for working capital loans.

In 2006, pursuant to a court ruling over a control dispute, the Company was relieved of debt obligations to two former officers in the amount of $114,958, which the Company recorded as paid in capital. In 2006 the Company acquired $136,468 in marketable securities from a related party in exchange for a recorded payable to the related party in the same amount.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 3. LEASE COMMITMENT

The Company rents space under an office lease from a corporation controlled by an officer. The lease expires in 2011, is noncancellable, and carries no additional renewal option. The required monthly payment is $14,000 plus costs of approximately $5,158 per month. Rent expense incurred under the lease in 2006 and 2007 was approximately $238,000 each year. Subsequent to December 31, 2007 future minimum payments under the lease are approximately $930,000 including $238,296 per year from 2008 through 2010, and $218,438 in 2011.

NOTE 4. NOTES PAYABLE

At December 31, 2006 and 2007 the Company had a note payable to a bank of $22,118 and $20,277. The note bears interest at 8.5% per annum with possible periodic adjustments, is secured by various Company assets, requires monthly principal and interest payments of ranging from $1,250 down to $750 over the life of the loan, and is due in November 2009. The note is also due on demand at the lender's discretion.

Interest expense under the note for the years ended December 31, 2006 and 2007 was $2,452 and $2,083 respectively. Accrued interest related to the note payable was $0 and $173 at December 31, 2006 and 2007.

NOTE 5. STOCKHOLDERS’ EQUITY

Common stock

The Company as of December 31, 2006 and 2007 had 45,000,000 shares of authorized common stock, $.001 par value, with 8,036,040 and 8,118,126 shares issued and outstanding.

Preferred stock

The Company as of December 31, 2006 and 2007 had 5,000,000 shares of authorized preferred stock, out of which 1,000,000 shares have been designated as Series I convertible preferred stock ("Series I"). The Series I has a par value $.001, is convertible into nine shares of the Company's common stock with no further consideration, and is issuable upon terms and conditions as may be designated by the Board of Directors at or prior to issuance. No Series I shares were outstanding as of December 31, 2006 and 2007. A further 1,000,000 shares have been designated as Series II convertible preferred stock ("Series II"). The Series II has a par value $.001, and is convertible into one share of the Company's common stock one year after the first public market trading date of PRMA's common stock with no further consideration. 1,000,000 Series II shares were outstanding as of December 31, 2006 and 2007. In addition, the Company has designated 1,000,000 shares as Series III convertible preferred stock ("Series III"). The Series III has a par value of $.001, and is convertible into one share of the Company's common stock at any time with no further consideration, and automatically converts to common stock on the third anniversary of the issue date. No Series III shares were outstanding as of December 31, 2006 and 2007.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 5. STOCKHOLDERS’ EQUITY (Continued):

Stock options

At December 31, 2006 and 2007 the Company had stock options outstanding as described below.

Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123(r), whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

During 2006 the Company issued 116,590 common stock purchase options for $5,830 in cash, allowing the holder to purchase one share of common stock per option, exercisable within 90 days of an effective registration statement at the initial public offering price. No options were exercised, expired or were cancelled, leaving a year end 2006 balance of 116,590 non-employee stock options outstanding. During the year ended December 31, 2007 the Company issued 71,453 common stock purchase options for $3,573 in cash, allowing the holder to purchase one share of common stock per option, exercisable within 90 days of an effective registration statement at the initial public offering price. No options were exercised or expired, while 3,300 were canceled, leaving a December 31, 2007 balance of 184,743 non-employee stock options outstanding.

Employee stock options

The Company accounts for employee stock options under SFAS 123(r). Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding in 2006 or 2007.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 5. STOCKHOLDERS’ EQUITY (Continued):

Stock option plan

As part of an overall Company compensation program, the Company in May 2001 adopted a stock option plan called "The Peer Review Mediation And Arbitration, Inc. 2001 Stock Option Plan" (the Plan"). The Plan provides a means whereby directors and officers, employees, consultants, contractors and others may be granted incentive stock options and/or nonqualified stock options to purchase shares of the Company's common stock, in order to attract and retain the services of such persons. The number of shares subject to option under this Plan cannot exceed 1,500,000. The conditions of each option grant, including exercise price and length of term, shall be set by the Plan administrator. In no event shall the term of any incentive stock option under the Plan exceed ten years, or five years if granted to an optionee owning 10% or more of the stock of the Company. As of December 31, 2006 and 2007 no options had been granted under the Plan.

NOTE 6. LEGAL PROCEEDINGS

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

The Company is a named party in a legal action filed by a mortgage lender against an entity related to the Company by common control, to foreclose on and take possession of the building in which the Company has its business headquarters.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 7. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes through increased marketing efforts to generate greater revenues from sales of its web based peer review, consulting, and quality review services to the medical and legal professions and to insurance companies. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.