Form 10-K/A
period 2007-12-31
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2008-04-02
CIK 1311627

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K/A is incorporated herein by reference to the Registrant’s Form 10-SB for Registration of Securities under Section 12(b) or (g) of The Securities Exchange Act of 1934, as amended.

PEER REVIEW MEDIATION & ARBITRATION, INC.

2007 FORM 10-K/A

TABLE OF CONTENTS

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

Recent Sales of Unregistered Securities

In connection with the organization of Peer Review, during the period from April 2001 (inception) through December 31, 2007, we issued a total of 8,118,1256 unregistered shares of common stock, to a total of 732 holders of record, including our founder, our corporate Secretary as well as to a former consultant. In issuing all of said shares we relied upon Section 4(2) , in connection with Regulation D, Rule 506 of the Act, as an exemption from registration of shares issued in non-public transactions.

In fiscal year 2006, pursuant to Section 4(2), Regulation D, Rule 506, of the Securities Act we sold 259,740 Common Stock shares to approximately 134 accredited investors, at $4.95 share, or total consideration of $1,295,236 cash. In fiscal year 2007, pursuant to Section 4(2) and Regulations D, Rule 506, of the Securities Act we sold 82,086 shares to accredited investors or total consideration of $402,361. These securities were issued in reliance upon an exemption from registration afforded by the provisions of Section 4(2) and Regulation D of the Securities Act of 1933, as amended. All of the investors were accredited investors, there was no general solicitation or advertising in connection with the offer and sale of securities, sales were conducted by Company officers and employees without compensation paid and all securities were issued with a restrictive legend.

During 2006 the Company issued and sold 116,600 Purchase Options at $0.05 each to 134 accredited investors for a total consideration of $5,830 in cash, allowing the holder to purchase one share of common stock per option, registered upon filing of a registration statement under the Act, exercisable within 90 days of an effective registration statement at the initial public offering price. No Purchase Options were exercised, expired or were cancelled, leaving a year end 2006 balance of 116,600 Purchase Options outstanding. These securities were issued in reliance upon an exemption from registration afforded by the provisions of Section 4(2) and Regulation D, Rule 506, of the Securities Act of 1933, as amended. All of the investors were accredited investors, there was no general solicitation or advertising in connection with the offer and sale of securities, and all securities were issued with a restrictive legend. During 2007 the Company issued and sold 71,460 Purchase Options at $0.05 each to 30 new accredited investors for a total consideration of $3,573, allowing the holder to purchase one share of common stock per option, exercisable within 90 days of an effective registration statement at the initial public offering price. No options were exercised, expired, while 3,300 were cancelled, leaving a December 31, 2007 balance of 184,743 Purchase Options. All the above described Purchase Options were sold in connection with the issuance and sale of the Company’s Common Stock at $4.95, to accredited investors, in a private placement memorandum pursuant to Section 4(2) and Rule 506 of Regulation D of the Act.

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

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) See Part II, Item 8. Financial Statements and Supplementary Data for an index of the Corporation’s consolidated financial statements and supplementary data schedule.

(b) Exhibits

Certain of the following exhibits, designated with an asterisk (*), are filed herewith. The exhibits not so designated have been filed previously with the Commission, and are incorporated herein by reference to the documents indicated in parentheses following the descriptions of such exhibits.

EXHIBIT
Number	DESCRIPTION

3.1
Articles of Incorporation, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to Form 10-SB dated December 12, 2007, Exhibit 3.1)

3.1.1
Amendment to Articles of Incorporation, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form 10-SB dated December 12, 2007, Exhibit 3.1.1)

3.2
Restated By-Laws adopted April 2006, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form 10-SB dated December 12, 2007, Exhibit 3.2)

3.3
Specimen stock certificates, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form 10-SB dated December 12, 2007, Exhibit 3.3)

10.1
 Mr. Hale Employment Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form 10-SB dated December 12, 2007, Exhibit 10.1)

10.2
Acquisition Agreement with Independent Review, Inc., filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form 10-SB dated December 12, 2007, Exhibit 10.2)

10.3
IRI Exchange of Shares Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form 10-SB dated December 12, 2007, Exhibit 10.3)

10.4
Purchase Stock Option Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form 10-SB dated December 12, 2007, Exhibit 10.4)

10.5
Non-Employee Stock Option Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form 10-SB dated December 12, 2007, Exhibit 10.5)

10.6
2001 Equity Incentive Plan - adopted by Shareholders, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form 10-SB dated December 12, 2007, Exhibit 10.6)

10.7
Consent Order with Georgia, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form 10-SB dated December 12, 2007, Exhibit 10.7)

10.8
Subscriber/Member Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form 10-SB dated December 12, 2007, Exhibit 10.8)

10.9
Board Member Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form 10-SB dated December 12, 2007, Exhibit 10.9)

10.10
Commercial Lease, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form 10-SB dated December 12, 2007, Exhibit 10.10)

99
Privacy Policy, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form 10-SB dated December 12, 2007, Exhibit 99)

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a - 14(a).

*32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 1350.

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEER REVIEW MEDIATION & ARBITRATION, INC.

By:	/s/ Willis Hale
Willis Hale
President and Chief Executive Officer

Date: April 01, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on April 01, 2008.

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