Form 10-Q
period 2008-03-31
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2008-05-16
CIK 1311627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2008

☐	Transition Report under Section 13 or 15(d) of the Exchange Act of 1934For the transition period from ________ to _________

Commission File Number: 000-52712

PEER REVIEW MEDIATION AND ARBITRATION, INC.
(Exact Name of Small Business Issuer as specified in its charter)

FLORIDA	65-1126951
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1450 S. Dixie Highway, Ste. 201
Boca Raton, Florida 33432
(Address of principal executive offices)

(561) 347-1178
(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Copies to:
Brooks Law Firm, PA
1201 Brickell Ave. Ste. 230
Miami, Florida 33131
Tel. (305) 373-0901

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer ☐               Accelerated filer ☐                 Non-accelerated filer ☐                Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The number of shares of the issuer's common stock outstanding as of May 14, 2008:  7,533,197.

Item 1. Financial Statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2008

PEER REVIEW MEDIATION AND ARBITRATION, INC.

Consolidated Financial Statements
(Unaudited)

PEER REVIEW MEDIATION AND ARBITRATION, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31,
2008

ASSETS

Current assets
Cash	$18,795
Accounts receivable	4,780
Marketable securities	1,977
Total current assets	25,552

Fixed assets	65,621
Less accumulated depreciation	(46,381)
Other assets	500
19,740
Total Assets	$45,292

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$60,616
Related party payables	1,639,115
Notes payable - current portion	16,902
Related party loans	921,441
Total current liabilties	2,638,074
Total Liabilities	2,638,074

Stockholders' Equity
Preferred stock, Series II, $.001 par value;
1,000,000 shares authorized; convertible;
1,000,000 issued and outstanding	1,000
Common stock, $.001 par value;
45,000,000 shares authorized;
8,148,626 shares
issued and outstanding	8,149
Additional paid in capital	6,520,197
Accumulated deficit	(9,109,205)
Accumulated other comprehensive income (loss)	(12,923)
Total Stockholders' Equity	(2,592,782)
Total Liabilities and Stockholders' Equity	$45,292

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2008

Revenue	$47,503	$17,485
Cost of sales	27,985	6,035
	19,518	11,450

Expenses:
Depreciation	3,005	2,639
Selling, general and administrative	461,131	326,118
	464,136	328,757

Loss from operations	(444,618)	(317,307)

Other income (expense)
Interest (expense)	(760)	(494)
Realized gain (loss) on securities	(3,977)	-
	(4,737)	(494)

Income (loss) before provision
for income taxes	(449,355)	(317,801)

Provision for income tax	-	-
Net income (loss)	$(449,355)	$(317,801)

Other comprehensive income (loss) -
net of tax
Unrealized gain (loss) on securities	3,797	(1,655)

Comprehensive income (loss)	$(445,558)	$(319,456)

Net income (loss) per share
(Basic and fully diluted)	$(0.06)	$(0.04)

Weighted average number of
common shares outstanding	8,043,478	8,133,376

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(449,355)	$(317,801)

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Depreciation	3,005	2,638
Accounts receivable	(1,503)	(4,780)
Accrued payables	4,621	(13,643)
Related party payables	90,241	10,000
Realized (gain) loss on sale of securities	3,977
Net cash provided by (used for)
operating activities	(349,014)	(323,586)

Cash Flows From Investing Activities:
Fixed assets	(7,027)
Sales of marketable securities	39,679
Net cash provided by (used for)
investing activities	32,652	-

(Continued On Following Page)

PEER REVIEW MEDIATION AND ARBITRATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2008
Cash Flows From Financing Activities:
Notes payable - payments		(3,375)
Related party loans		(5,000)
Sales of common stock	73,630	150,975
Sales of options	745	1,525
Net cash provided by (used for)
financing activities	74,375	144,125

Net Increase (Decrease) In Cash	(241,987)	(179,461)
Cash At The Beginning Of The Period	288,568	198,256
Cash At The End Of The Period	$46,581	$18,795

Schedule of Non-Cash Investing and Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$-	$494
Cash paid for income taxes	$-	$-

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Peer Review Mediation and Arbitration, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

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

PEER REVIEW MEDIATION AND ARBITRATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheet, approximates fair value.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those anticipated. Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10Q.

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

Results of Operations

Results of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

SALES.

Sales were $17,485for the three months ended March 31, 2008, as compared to sales of $47,503 for the comparable period of 2007. The fees from our division IRI handling medical denied insurance cases for the Texas Department of Insurance fell by 63% from the same quarter a year earlier. The decrease resulted from a decline in fees from the IRI operation handling medical denied insurance cases for the insurance companies under the guidance of the Texas Department of Insurance.  This decline in the fees is due to an increase in the number of service providers utilized by the Texas Department of Insurance.

COST OF SALES

Cost of sales was $6,035 for the three months ended March 31, 2008, as compared to Cost of sales of $27,985 for the comparable period of 2007. Cost of sales decreased 78% this last quarter compared to the same quarter last year. Cost of Sales declined principally due to the decline in the volume of business processed in the first quarter of 2008 versus a year ago and a lower average cost for each case reviewed.

GROSS PROFIT (LOSS)

From a loss of ($449,355) for the first quarter of 2007 to a loss of ($317,801)1for the first quarter of 2008, our gross loss fell by 29%. Gross Loss declined principally slightly.

SELLING, GENERAL AND ADMINISTRATION

For the three month period ended March 31, 2008, the Company incurred selling, general and administration expenses of $326,118, compared to $461,131 for the same periods last year, or 29% decrease. The Selling, General and Administrative Expenses up in the first three months ending March 31, 2008, consisted of $45,850 Physician Recruitment, $30,530 Administrative Expense, $25,475 Operational Expense, $58,543 IT Maintenance, $24,007 Rent, $50,000 Officers & Directors Compensation, $21,067 Consulting fees, $4,031 telephone, $25,061 legal & professional fees, $1,166 utilities/maintenance, $14,847 office supplies, $1,725 licenses/permits, $5,082 promotion & advertising, and $12,734 miscellaneous fees (includes depreciation).

RESEARCH AND DEVELOPMENT EXPENSE

The Company had no Research and Development expenses during the three month period ending March 31, 2008.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense decreased to $2,639 for the three months ended March 31, 2008, compared with that of $3,005 for the same period of 2007. The decrease in depreciation and amortization expense was primarily due to the change in the percentage of depreciated assets as compared to one year ago.  At 3/31/2007 the percentage of depreciated assets was 54,5% as compared to 70.7% at 3/31/2008.

OTHER INCOME (LOSS)

The loss of $1,655 for the first quarter of 2008 resulted from the decrease in the valuation of the Marketable Securities held for Investment by the Company.  In the first quarter of 2007, the valuation of these securities had increased by $3,005, and reported as a gain.

INTEREST

At December 31, 2007 and at March 31, 2008 the Company had a Note Payable to a bank of $20,277 and $16,902.  The note bears a variable rate of interest, currently 6 1/4% as compared to 8 1/2 % per annum previously  and is secured by various Company Assets.  The Note requires monthly principal and interest payments of $1,250. per month through July 28, 2008 then $750 per month until November 2009 and a final payment on November 28, 2009 of $660 to retire the Note.  The note is also payable on demand at the lenders discretion.  The Company calculates interest in accordance with the terms of the note.  Interest expense for the three months ending March 31, 2007 was $760 and for the three months ended March 31, 2008 was $494. "

INCOME TAX

There is no income tax provision for the first quarter of 2008 because there is a Taxable Loss for the first quarter ended March 31, 2008

NET LOSS.

Net loss for the three months ended March 31, 2008 was ($319,456) or ($0.04) per share, compared to ($445,558) or $0.06 per share for the same period last year.  The net loss, for the quarter-to-quarter comparison, decreased from less cost for personnel.

STOCK-BASED COMPENSATION

The Company issued no stock-based compensation for the first quarter ended March 31, 2008.

FINANCIAL CONDITION

Liquidity and Capital Resources

At March 31, 2008, the Company had $20,772 in cash and marketable securities. Working capital in the first three months of 2008 decreased by primarily as a result of the Company funding operating losses. At March 31, 2008, the Company had total assets of $45,292 and total current liabilities of $2,638,074.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing adequate internal control over financial reporting, as such item is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2007. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management including the Chief Executive Officer has concluded that our internal control over financial reporting was effective as of March 31, 2008.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedure may deteriorate.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary roles of the Securities and Exchange Commission that permit the company to provide only a management’s report in this report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the fiscal quarter ended March 31, 2008 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.          Legal Proceedings

As of the filling of the present Quarterly report on form 10-Q there was no actual, pending or threatened litigation, claims, or assessments against the Company.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008, the Company issued 30,500 shares of Common Stock respectively to 19 accredited investors at $4.95 per Common Share, for an aggregate of $150,975. The shares of the Company's common stock, with an included 30,500 Common Stock Purchase Option issued at $0.05 each, were issued during the fiscal quarter pursuant to the exemption from registration provided by Section 4(2) and Section 4(6) of the Act, and in connection with Regulation D Rule 506 of the Act, under a Private Placement Agreement.. No options were exercised leaving a March 31, 2008 balance of 207,840 Purchase Stock options outstanding. As a condition to closing under the placement agent agreement, the Company’s shareholders, entered into agreements whereby each agreed not to sell any shares owned directly or indirectly by any of them for a period of 18 months after the Common Stock has been quoted on a public stock exchange.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits

(a)	Exhibits:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEER REVIEW MEDIATION & ARBITRATION

By: /s/ Willis Hale
Name: Willis Hale
Title: Chief executive Officer