Form 10-Q
period 2008-06-30
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2008-08-12
CIK 1311627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: June 30, 2008

☐	Transition Report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from ________ to _________

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
Yes ☐ No ☒

The number of shares of the issuer's common stock outstanding as of August 11, 2008: . 8,264,126

Item 1. Financial Statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2008

PEER REVIEW MEDIATION AND ARBITRATION, INC.

Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page
FINANCIAL STATEMENTS

Consolidated balance sheet	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

PEER REVIEW MEDIATION AND ARBITRATION, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30,
2008
ASSETS

Current assets
Cash	$93,725
Accounts receivable	3,052
Marketable securities	2,270
Total current assets	99,047

Fixed assets	65,621
Less accumulated depreciation	(49,006)
Other assets	500
17,115

Total Assets	$116,162

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued payables	$96,894
Related party payables	1,774,263
Notes payable - current portion	13,454
Related party loans	880,941
Total current liabilties	2,765,552

Total Liabilities	2,765,552

Stockholders' Equity
Preferred stock, Series II, $.001 par value; 1,000,000 shares authorized; convertible; 1,000,000 issued and outstanding	1,000
Common stock, $.001 par value; 45,000,000 shares authorized; 8,264,126 shares issued and outstanding	8,265
Additional paid in capital	6,985,081
Accumulated deficit	(9,631,106)
Accumulated other comprehensive income (loss)	(12,630)
Total Stockholders' Equity	(2,649,390)

Total Liabilities and Stockholders' Equity	$116,162

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$32,653	$15,030	$80,156	$32,515
Cost of sales	24,120	5,675	52,105	11,710
	8,533	9,355	28,051	20,805

Expenses:
Depreciation	3,239	2,625	6,244	5,263
Selling, general and administrative	273,368	340,879	734,499	854,448
	276,607	343,504	740,743	859,711

Loss from operations	(268,074)	(334,149)	(712,692)	(838,906)

Other income (expense)
Interest income
Interest (expense)	(508)	(302)	(1,268)	(796)
Realized gain (loss) on securities	9,701	-	5,724	-
	9,193	(302)	4,456	(796)

Income (loss) before provision
for income taxes	(258,881)	(334,451)	(708,236)	(839,702)

Provision for income tax	-	-	-	-

Net income (loss)	$(258,881)	$(334,451)	$(708,236)	$(839,702)

Other comprehensive income (loss) - net of tax
Unrealized gain (loss) on securities	18,454	293	22,251	(1,362)

Comprehensive income (loss)	$(240,427)	$(334,158)	$(685,985)	$(841,064)

Net income (loss) per share
(Basic and fully diluted)	$(0.03)	$(0.04)	$(0.09)	$(0.10)

Weighted average number of common shares outstanding	8,065,340	8,206,376	8,054,409	8,169,876

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(708,236)	$(839,702)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	6,244	5,263
Accounts receivable	(853)	(3,052)
Other assets	(500)
Accrued payables	(7,599)	22,635
Due to related parties	196,268	145,148
Compensatory equity issuances	18,000	187,450
Realized (gain) loss on sale of securities	(5,724)
Net cash provided by (used for) operating activities	(502,400)	(482,258)

Cash Flows From Investing Activities:
Fixed assets	(7,027)
Sales of marketable securities	83,589
Net cash provided by (used for) investing activities	76,562	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2008
	(Unaudited)	(Unaudited)
Cash Flows From Financing Activities:
Notes payable - borrowings
Notes payable - payments		(6,823)
Related party loans		(45,500)
Sales of common stock	198,618	425,250
Sales of options	2,008	4,800
Net cash provided by (used for)
financing activities	200,626	377,727

Net Increase (Decrease) In Cash	(225,212)	(104,531)
Cash At The Beginning Of The Period	288,568	198,256

Cash At The End Of The Period	$63,356	$93,725

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$750	$796
Cash paid for income taxes	$-	$-

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

Overview and Corporate History

Peer Review Mediation and Arbitration, Inc., (“Peer Review“, “PRMA”, “We”, “Our” or the “Company”) was organized under the laws of the State of Florida on April 16, 2001. We have been conducting business operations ever since, primarily focused on the creation and continual development of our proprietary Private Network Application (“PNA”) which allows direct access to our Peer Review Data Archival resource via our www.peerreviewboard.com web site. Our wholly owned division Independent Review, Inc. (“IRI”), is engaged in providing medical case reviews to the Texas Insurance Commission, pursuant to a license from the State of Texas.

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

Results of Operations

Second Quarter Results of Operations for 2008 Compared with 2007

SALES.

Sales were $15,030for the quarter ended June 30, 2008, as compared to sales of $32,653 for the comparable period of 2007.  The fees from our division IRI handling medical denied insurance cases for the Texas Department of Insurance fell by 54% from the same quarter a year earlier. The decrease resulted from a decline in fees from the IRI operation handling medical denied insurance cases for the insurance companies under the guidance of the Texas Department of Insurance.  This decline in the fees is due to an increase in the number of service providers utilized by the Texas Department of Insurance.

COST OF SALES

 Cost of sales  was $5,675 for the second quarter ended June 30, 2008, as compared to Cost of sales of $24,120 for the comparable period of 2007. Cost of sales decreased 76% this last quarter compared to the same quarter last year. Cost of Sales declined principally due to the decline in the volume of business processed in the first six months of 2008 versus a year ago and a lower average cost for each case reviewed.

OPERATING EXPENSES

For the quarter ended June 30, 2008, the Company incurred operating expenses of ($334,149), that included selling, general and administration expenses of ($340,879), compared to ($276,607)  with  selling, general and administration expenses of ($273,368) for the same periods last year, or 17% increase principally because of expanded Physician Recruitment, Administrative and Operational Costs and Consulting Fees.

The Selling General and  Administrative Expenses in the Quarter Ending June 30, 2008 ($340,879) Consisted of $74,650 Physician Recruitment, $49,770 Administrative Expense, $41,525 Operational Expense, $67,854 IT Maintenance, $95,191 Rent, $50,000 Officers and Directors Compensation, $52,606 Consulting Fees, $2,637 Telephone, $9,797 Legal & Professional Fees, $1,456 Utilities/ Maintenance, $5,272 Office Supplies, $1,443 Licenses/ Permits, $381 Promotion and Advertising, and $81,011 Miscellaneous Fees (includes Depreciation).

GROSS PROFIT (LOSS)

A loss of ($334,451) for the second quarter of 2008, from a loss of ($258,881)1for the second quarter of 2008, our gross loss increased by 29% because of higher operating expenses as discussed above.

RESEARCH AND DEVELOPMENT EXPENSE

The Company had no Research and Development expenses during the quarter ending June 30, 2008.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense decreased to $2,625 for the quarter ended June 30, 2008, compared with that of $3,239 for the same period of 2007. The decrease in depreciation and amortization expense was primarily due to the change in the percentage of depreciated assets as compared to one year ago.

 OTHER INCOME (LOSS)

The loss of $293 for the second quarter of 2008, from $18,454 for same period in 2007, resulted from the decrease in the valuation of the Marketable Securities held for Investment by the Company.

INCOME TAX

There is no income tax provision for the second quarter of 2008 because there is a Taxable Loss for the second quarter ended June 30, 2008

NET LOSS.

Net loss for the quarter ended June 30, 2008 was ($334,158) or ($0.04) per share, compared to ($240,427 or ($0.03) per share for the same period last year.  The net loss, for the quarter-to-quarter comparison, increased because of higher Operating Expenses during the Second Quarter ended June 30, 2008 as noted.

Year to Date Results of Operations for 2008 Compared with 2007

SALES.

Sales were $32,515for the six months ended June 30, 2008, as compared to sales of $80,156 for the comparable period of 2007.  The fees from our division IRI handling medical denied insurance cases for the Texas Department of Insurance fell by 59% from the same quarter a year earlier. The decrease resulted from a decline in fees from the IRI operation handling medical denied insurance cases for the insurance companies under the guidance of the Texas Department of Insurance.  This decline in the fees is due to an increase in the number of service providers utilized by the Texas Department of Insurance.

COST OF SALES

 Cost of sales  was $11,710 for the six months ended June 30, 2008, as compared to Cost of sales of $52,105 for the comparable period of 2007. Cost of sales decreased 77% this last quarter compared to the same quarter last year. Cost of Sales declined principally due to the decline in the volume of business processed in the first quarter of 2008 versus a year ago and a lower average cost for each case reviewed.

GROSS PROFIT (LOSS)

 From a loss of ($712,692) for the first six months of 2007 to a loss of ($838,906)1for the first six months of 2008, our gross loss increased by 18% because we incurred higher operating expenses in the current six month period ended June 30, 2008 as compared to the same period ended June 30, 2007.

OPERATING EXPENSES

For the Six Months ended June 30, 2008, the Company incurred expenses of $859,711, compared to $740,743 for the Six Months last year (2007), or 16% increase.

The Selling, General and Administrative Expenses in the first six months ending June 30, 2008 was $854,448, consisted of $ 120,500 Physician Recruitment, $80,300 Administrative Expense, $67,000  Operational Expense, $126,397  IT Maintenance,  $119,198 Rent, $100,000 Officers & Directors Compensation, $79,673 Consulting fees,  $6,668 telephone, $34,858 legal & professional fees, $2,622 utilities/maintenance, $20,119  office supplies, $3,168 licenses/permits, $5,463 promotion & advertising, and $93,745 miscellaneous fees (includes  depreciation).

RESEARCH AND DEVELOPMENT EXPENSE

The Company had no Research and Development expenses during the first six  month period ending June 30, 2008.

 OTHER INCOME (LOSS)

The loss of $796 for the first six months of 2008 resulted from the decrease in the valuation of the Marketable Securities held for Investment by the Company.  In the first quarter of 2007, the valuation of these securities had increased by $4,456, and reported as a gain.

INTEREST

At December 31, 2007 and at June 30, 2008 the Company had a Note Payable to a bank of $20,277 and $13,454.  The note bears a variable rate of interest, currently 6 1/4% as compared to 8 1/2 % per annum previously  and is secured by various Company Assets.  The Note requires monthly principal and interest payments of $1,250. per month through July 28, 2008 then $750 per month until November 2009 and a final payment on November 28, 2009 of $ 660 to retire the Note.  The note is also payable on demand at the lenders discretion.  The Company calculates interest in accordance with the terms of the note.  Interest expense for the six months ending June 30, 2007 was $1,268 and for the six months ended June 30, 2008 was $796.

INCOME TAX

There is no income tax provision for the first six months of 2008 because there is a Taxable Loss for the first six months ended June 30, 2008

NET LOSS.

Net loss for the six months ended June 30, 2008 was ($841,064) or ($0.10) per share, compared to ($685,985 or $0.09 per share for the same period last year.  The net loss, for the six month 2008-vs.-six month 2007comparison  increased because of higher operating expenses for the Six Months ended June 30, 2008 as noted Above..

STOCK-BASED COMPENSATION

The Company issued no stock-based compensation for the first quarter ended June 30, 2008.

FINANCIAL CONDITION

Liquidity and Capital Resources

At June 30, 2008, the Company had $93,995 in cash and marketable securities. .At June 30, 2008, the Company had total assets of $116,162 and total current liabilities of $2,765,552, net negative stockholder equity of (2,649,390).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing adequate internal control over financial reporting, as such item is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2007. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management, namely the Chief Executive Officer has concluded that our internal control over financial reporting was effective as of June 30, 2008.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the fiscal quarter ended June 30, 2008 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.          Legal Proceedings

As of the filling of the present Quarterly report on form 10-Q there was no actual, pending or threatened litigation, claims, or assessments against the Company.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter ended March 31, 2008, the Company issued 28,750 shares of Common Stock respectively to 19 accredited investors at $4.95 per Common Share, for an aggregate of $147,500. The shares of the Company's common stock, with an included 27,500 Common Stock Purchase Option issued at $0.05 each, were issued during the fiscal quarter pursuant to the exemption from registration provided by Section 4(2) of the Act, and in connection with Regulation D Rule 506 of the Act, under a Private Placement Agreement.. No options were exercised leaving a March 31, 2008 balance of 207,840 Purchase Stock options outstanding. As a condition in the Private Placement Memorandum, the common shares are subject to an 18-month lock-up after the Common Stock has been quoted on a public stock exchange, and cannot be sold or transferred during such time.

During the second quarter ended June 30, 2008, the Company issued 115,500 shares of Common Stock respectively to 29 accredited investors at $4.95 per Common Share, plus 115,000 Common Stock Purchase Option issued at $0.05 each, for an aggregate of $277,550. During the six months ended June 30, 2008, the Company issued 144,250 shares of Common Stock respectively to 48 accredited investors at $4.95 per Common Share, plus 143,000 Common Stock Purchase Option issued at $0.05 each, for an aggregate of $425,050. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Act, and in connection with Regulation D Rule 506 of the Act, under a Private Placement Agreement. No options were exercised leaving a June 30, 2008 balance of 323,940 Purchase Stock options outstanding. As a condition to closing under the placement agent agreement, the Company’s shareholders, entered into agreements whereby each agreed not to sell any shares owned directly or indirectly by any of them for a period of 18 months after the Common Stock has been quoted on a public stock exchange.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

None.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” or words of similar meaning. They may also use words such as, “would,” “should,” “could” or “may”. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors - many beyond our control - that could cause actual events or results to be significantly different from those described in the forward-looking statement. Any or all of our forward-looking statements in this filing may turn out to be wrong.

On April 15, 2008, the company Board held a special meeting and voted to approve the formation of a subsidiary of the company, ProMed Alliance. ProMed Alliance will provide Member Benefits related to Revenue, Expense, and Support services to physicians that are currently in the PRMA network of Physician Experts.*

On April 24, 2008, the Company through its division ProMed signed a mutual non binding Letter of Intent to purchase Max Systems, Inc. for $2,250,000 in cash and convertible promissory note, to close on or before the 29th day of August 2008. Max Systems, Inc., is a medical billing and transcription company that provides transcription and billing services to all areas of the healthcare industry, including single doctor practices, multi-doctor clinics, specialty practices and hospitals. It is an Internet based operation where most, if not all of the paperwork is eliminated and claims are submitted directly to insurance companies, see www.worldtech.com. Max Systems, Inc.s' management projects gross annual revenues of approximately $3,000,000 in 2008, with $400,000 in Net Profit. We have not audited or thoroughly reviewed any of Max systems, Inc.’s financials. These projections are subject to many risks and uncertainties that may greatly affect actual results, may turn out to be wrong, and should not be relied upon.

On May 3, 2008, the Company signed mutual non binding a Letter of Intent to acquire the company Mediation Training Institute International for $675,000 in cash and convertible promissory note, plus an additional $150,000 growth capital to close on or before the 30th day of September 2008. Mediation Training Institute trains and certifies individuals to become certified Work Place Mediators in the country. Its founder Daniel Dana has written two books on mediation and mediation training that are often used by other organizations when training Mediators. If the Company is successful in acquiring Mediation Training Institute, Mr. Dana would be retained on a three-year employment agreement after closing. www.mediationworks.com. MTI's management estimates that the company will generate over $500,000 in gross revenue with a 20% gross profit. We have not audited or thoroughly reviewed any of MTI’s financials. These projections are subject to many risks and uncertainties that may greatly affect actual results, may turn out to be wrong, and should not be relied upon.

On July 11, 2008, the Company through its division ProMed Alliance has signed a mutual non binding Letter of Intent to purchase Amerimed Corporation, for $275,000 in cash and stock, plus $225,000 growth capital, to close on or before the 31st day of October 2008. Amerimed Corp. is a national wholesale medical supply company that has been in business over ten years. Amerimed’s president, Ms. Young, would be retained on a three-year employment agreement after closing. Amerimed Corporation, a National Wholesale Medical Supply company that has been in business over ten years. See www.amerinet.net Amerimed's management estimates that the company is expected to generate revenues this year of over $2,500,000 dollars with 20% Net Profit . We have not audited or thoroughly reviewed any of Amerimed’s financials. These projections are subject to many risks and uncertainties that may greatly affect actual results, may turn out to be wrong, and should not be relied upon.

Item 6.    Exhibits

(a)	31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1	Letter of Intent to acquire Mediation Training Institute International

	99.2	Letter of Intent to acquire Amerimed Corporation

	99.3	Letter of Intent to acquire Advance Filing Systems, Inc

	99.4	Letter of Intent to acquire Max Systems, Inc.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2008	By	/s/ Willis Hale
Willis Hale
Chief Executive Officer