Form 10-Q
period 2008-09-30
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2008-12-04
CIK 1311627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission File Number: 000-52712

PEER REVIEW MEDIATION AND ARBITRATION, INC.

(Exact name of registrant as specified in its charter)

Florida

(State or other jurisdiction

of incorporation or organization)

65-1126951

(IRS Employer Identification No.)

1450 S. Dixie Highway, Ste. 201

Boca Raton, Florida 33432

(Address of principal executive offices)

(561) 347-1178

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 4, 2008, there were 8,264,126 shares of Peer Review Mediation and Arbitration, Inc. Common Stock, $0.001 par value per share, issued and outstanding.

	PART I.	Page
	FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	F-1
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)	F-2
	Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income for the Three and Nine-Month Periods Ended September 30, 2008 and 2007 (unaudited)	F-3
	Consolidated Statements of Cash Flows for the Three and Nine-Month Periods Ended September 30, 2008 and 2007 (unaudited)	F-4
	Notes to Consolidated Financial Statements (unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4.	Controls and Procedures.	15

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings.	16

Item 1A.	Risk Factors.	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3.	Defaults Upon Senior Securities.	22

Item 4.	Submission of Matters to a Vote of Security Holders.	22

Item 5.	Other Information.	22

Item 6.	Exhibits.	22

Signatures		23

PART I - FINANCIAL INFORMATION

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended September 30, 2008

PEER REVIEW MEDIATION AND ARBITRATION, INC.

Consolidated Financial Statements

(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Consolidated balance sheet	F-1
Consolidated statements of operation	F-2
Consolidated statements of cash flows	F-3
Notes to consolidated financial statements	F-5

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED BALANCE SHEETS

		Sept. 30,
	Dec. 31,	2008
	2007	(Unaudited)

ASSETS

Current assets
Cash	$198,256	$-
Accounts receivable	-	3,892
Marketable securities	3,632	2,964
Total current assets	201,888	6,856

Fixed assets	65,621	65,621
Less accumulated depreciation	(43,743)	(52,015)
Other assets	500	500
	22,378	14,106

Total Assets	$224,266	$20,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Bank overdraft	$-	$1,770
Accrued payables	74,259	139,268
Related party payables	1,629,115	1,859,017
Notes payable - current portion	20,277	10,371
Related party loans	926,441	944,920
	2,650,092	2,955,346
Total current liabilities	2,650,092	2,955,346

Total Liabilities	2,650,092	2,955,346

Stockholders’ Equity
Preferred stock, Series II, $.001 par value; 1.000,000 shares Authorized; convertible; 1,000,000 issued and outstanding	1,000	1,000
Common stock, $.001 par value; 45,000,000 shares authorized 8,264,126 shares issued and outstanding	8,118	8,264
Additional paid in capital	6,367,728	6,985,082
Accumulated deficit	(8,791,404)	(9,916,794)
Accumulated other comprehensive income (loss)	(11,268)	(11,936)
Total Stockholders’ Equity	(2,425,826)	(2,934,384)

Total Liabilities and Stockholders’ Equity	$224,266	$20,962

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008

Revenue	$19,200	$22,059	$99,356	$54,574
Cost of sales	6,489	10,193	58,594	21,903
	12,711	11,866	40,762	32,671

Expenses:
Depreciation	3,473	3,009	9,717	8,272
Selling, general and administrative	341,256	294,360	1,075,755	1,148,808
	344,729	297,369	1,085,472	1,157,080

Loss from operations	(332,018)	(285,503)	(1,044,710)	(1,124,409)

Other income (expense)
Interest income
Interest (expense)	(497)	(185)	(1,765)	(981)
Realized gain (loss) on securities	34,009	-	39,733	-
	33,512	(185)	37,968	(981)

Income (loss) before provision
for income taxes	(298,506)	(285,688)	(1,006,742)	(1,125,390)

Provision for income tax	-	-	-	-

Net income (loss)	$(298,506)	$(285,688)	$(1,006,742)	$(1,125,390)

Other comprehensive income (loss) net of tax
Unrealized gain (loss) on securities	(20,023)	293	2,228	(668)

Comprehensive income (loss)	$(318,529)	$(285,395)	$(1,004,514)	$(1,126,058)

Net income (loss) per share
(Basic and fully diluted)	$(0.04)	$(0.03)	$(0.12)	$(0.14)

Weighted average number of common shares outstanding	8,087,690	8,264,126	8,065,503	8,201,293

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2008

Cash Flows From Operating Activities:
Net income (loss)	$(1,006,742)	$(1,125,390)

Adjustments to reconcile net income to
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	9,717	8,272
Accounts receivable	1,097	(3,892)
Other assets	(500)	-
Bank overdraft	-	1,770
Accrued payables	9,946	65,009
Due to related parties	123,248	229,902
Compensatory equity issuances	20,800	187,450
Realized (gain) loss on sale of securities	(39,733)	-

Net cash provided by (used for) operating activities	(882,167)	(636,879)

Cash Flows From Investing Activities:
Fixed assets	(7,027)	-
Sales of marketable securities	154,998	-

Net cash provided by (used for) investing activities	147,971	-

(Continued on Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2008

Cash Flows From Financing Activities:
Notes payable – payments	(2,250)	(9,906)
Related party loans	350,407	18,479
Sales of common stock	275,343	425,250
Sales of options	2,003	4,800

Net cash provided by (used for) financing activities	625,503	438,623

Net Increase (Decrease) In Cash	(108,693)	(198,256)
Cash At The Beginning Of The Period	288,568	198,256

Cash At The End Of The Period	$179,875	$-

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$1,106	$981
Cash paid for income taxes	$-	$-

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

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured. The Company’s revenues to date have been earned primarily from consulting fees for arranging medical expert insurance case review.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item’s estimated useful life.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheet, approximates fair value.

Marketable Securities

The Company’s marketable securities are classified as available-for-sale, are presented in the balance sheets at fair market value, and consist entirely of equity securities. Gains and losses are determined using the specific identification method.

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on, our behalf. We disclaim any obligation to update forward-looking statements. You should carefully consider all of the risks and all other information contained in or incorporated by reference in this report and in our filings with the SEC. These risks are not the only ones we face. Additional risks and uncertainties not presently known to us, or which we currently consider immaterial, also may adversely affect us. If any of these risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

OVERVIEW

We were incorporated under the laws of the State of Florida on April 16, 2001. We have been conducting business operations ever since, primarily focused on the creation and continual development of our proprietary Private Network Application (“PNA”) which allows direct access to our Peer Review Data Archival resource via our peerreviewboard.com Internet web site. Our wholly owned subsidiary, Independent Review, Inc. (“IRI”), is engaged in providing medical case reviews to the Texas Insurance Commission pursuant to a license from the State of Texas.

Our service enables subscribers, attorneys, insurance claims agents, healthcare providers and consumers the ability to efficiently search and engage medical experts for a variety of medical consulting projects. PRMA maintains a network of independent physicians as members of its Peer Review Board, available to assist in areas such as expert medical opinions and testimony, legal case evaluation and strategy, assessment of damages, case valuation, medical peer review and chart review, independent medical review, quality and utilization review, medical case management, and medical second opinion.

Our executive offices are located at 1450 S. Dixie Highway, Suite 201, Boca Raton, FL 33432. Our web site address is http://www.peerreviewboard.com.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended September 30, 2008 and 2007

Sales were $22,059 for the three months ended September 30, 2008, as compared to sales of $19,200 during the three month period ended September 30, 2007, an increase of $2,859 (14.9%). These revenues were generated by our subsidiary, IRI, which handles medical denied insurance cases for the Texas Department of Insurance.

Cost of sales was $10,193 for the three month period ended September 30, 2008, as compared to cost of sales of $6,489 for the comparable period in 2007, an increase of $3,704 (63.7%). Cost of sales increased due to increased revenues, as well as added volume by approximately $1,100 and $2,600 for additional accruals for transcription services and other professional fees previously treated at operating expense.

For the three month period ended September 30, 2008, we incurred operating expenses of $297,369, which included selling, general and administrative expenses of $294,360, compared to operating expense of $344,729 during the three month period ended September 30, 2007, which included selling, general and administrative expenses of $341,256 for the same period last year, or a 13,7% decrease principally because of reduced business activity.

Selling, general and administrative expenses during the three month period ended September 30, 2008 consisted of $24,425 in physician recruitment, $26,350 in administrative expense, $29,900 in operational expense, $39,000 in IT maintenance, $51,277 in rent, $50,000 in officers and directors compensation, $11,075 in consulting fees, $4,407 in telephone, $1,017 in legal and & professional fees, $2,303 in utilities/maintenance, $3,891 in office supplies, $1,302 in licenses/permits, $4,387 in promotion and advertising, and $48,135 in miscellaneous fees (which includes depreciation). Depreciation and amortization expense decreased to $3,008 during the three months ended September 30, 2008, compared with that of $3,473 for the same period in 2007. The decrease in depreciation and amortization expense was primarily due to the change in the percentage of depreciated assets in 2008.

As a result, we incurred a loss of ($285,688) during the three month period ended September 30, 2008, or ($0.03) per share), compared with a loss of ($298,506) during the three month period ended September 30, 2007, or ($0.04) per share.

Comparison of Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Sales were $54,574 for the nine months ended September 30, 2008, as compared to sales of $99,356 during the comparable period ended September 30, 2007, a decrease of $44,782 (45%). All of these revenues were generated by IRI, which incurred a decrease in revenues during this period in 2008 attributable to an increase in the number of service providers utilized by the Texas Department of Insurance.

Selling, general and administrative expenses during the nine month period ended September 30, 2008 were $1,148,808, compared to $1,075,755 during the nine month period ended September 30, 2007, an increase of $73,053 (6.8%). Selling, general and administrative expenses during the nine month period ended September 30, 2008 consisted of $144,925 in physician recruitment (up $7,100 from $137,825 at September 30, 2007), $106,550 in administrative expense (up $14,550 from $92,000 at September 30, 2007), increased telephone and professional fees over the prior period of $11,075 and $15,900, respectively, and $90,748 in consulting fees (up $23,198 from September 30, 2007) reflecting our increased usage of outside experts to locate and attract potential business partners for our Business Expansion Program.

Depreciation and amortization expense decreased to $8,272 during the nine months ended September 30, 2008, compared to $9,717 for the same period in 2007. The decrease in depreciation and amortization expense was primarily due to the change in the percentage of depreciated assets in 2008.

As a result, we incurred a loss of ($1,125,390) during the nine month period ended September 30, 2008 (($0.14) per share), compared with a loss of ($1,006,742) during the nine month period ended September 30, 2007 (($0.12 per share).

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

Revenue Recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured. The Company’s revenues to date have been earned primarily from consulting fees for arranging medical expert insurance case review

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had no cash and $2,964 in marketable securities. Working capital in the first three months of 2008 decreased primarily as a result of operating losses. At September 30, 2008, we had total assets of $20,962 and total liabilities of $2,955,346.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2007. Management’s plan for our continued existence includes selling additional stock through private placements to pay overhead expenses. Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue as a going concern.

In June 2008, we closed an offering of Units, each Unit consisting of one share of our Common Stock and one Purchase Option to purchase one share of our Common Stock at an exercise price of $17.50, subject to adjustment. Units were sold at a price of $5.00 per Unit. We sold 172,000 Units and received proceeds of approximately $810,050.

The net cash used in operating activities for the nine month period ended September 30, 2008 was $636,879. The net cash provided from operating activities for the nine month period ended September 30, 2008 was $1,125,390. We had $198,256 in cash and cash equivalents as of September 30, 2007, compared to no cash and cash equivalents as of September 30, 2008. This decrease was primarily due to the payment of additional expenditures to enhance and expand our data base of medical experts. We had $3,892 in account receivables as of September 30, 2008, as compared to none at September 30, 2007.

At September 30, 2008, we had a note payable to a bank of $10,371. The note bears interest at 8.5% per annum with possible periodic adjustments, is secured by various Company assets, requires monthly principal and interest payments ranging from $1,250 down to $750 over the life of the loan, and is due in November 2009. The note is also due on demand at the lender’s discretion. Interest expense under the note for the nine month period ended September 30, 2008 was $981. Accrued interest related to the note payable was $4.32 at September 30, 2008.

Willis Hale, our Chairman, CEO, President and principal shareholder, is owed various sums as of the date of this Report. The amounts are accrued yearly pursuant to Mr. Hale’s employment agreement with us. As of September 30, 2008, the balance due was $2,574,413. No interest has been accrued to this balance.

Dave Larry, our Director and minority shareholder, is owed $229,521 pursuant to a loan agreement. This loan has monthly payments of $3,125, is unsecured, accrues interest at the rate of 9.75% per annum and has a 3 year term, with a balloon payment of all unpaid principal and interest due on expiration on January 31, 2010.

If we need to raise additional funds in the future, it is likely we will seek to issue additional equity securities. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of Common Stock. If we cannot raise any needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

We believe we will require approximately $3 million to implement our business plan of acquisitions over the course of the next 12 months. For the next twelve months, management anticipates that the minimum cash requirements to fund our proposed goals and our continued operations will be at least another $1 in operating capital, unless we are able to generate profits from operation, of which there is no assurance. As such, we do not have sufficient funds on hand to meet our planned expenditures over the next 12 months. However, if the Purchase Options are exercised, we believe that we will have sufficient funds to implement our business plan described herein. If the Purchase Options are not exercised, or less than 228,572 of the Purchase Options are exercised, we will need to seek additional financing to meet our planned expenditures. Obtaining additional financing would be subject to a number of factors, including development of our business plan and interest in our Company. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Our ability to continue to grow our revenues is subject to significant risks including, without limitation, our limited marketing budget, the limited track record for our products and the difficulties encountered in trying to enter new markets with newly developed products and technologies, the potentially long sales and qualification process required for our products and the risk that our competitors will develop products that diminish or eliminate any technological advantages of our products.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the nine-month period ended September 30, 2008.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In July 2006, we entered into a Consent Order with the State of Georgia, which, acting on a complaint by a shareholder, asserted that Merge Media/Ebiznet, Inc., a non-operating affiliate of our Company, and we offered and sold securities in Georgia in violation of the securities laws of that State. One accredited investor purchased shares of Merge Media in 2000. The shareholder did not purchase our securities but received shares as part of the distribution of Merge Media’s shares to its shareholders. Due to our failure to timely respond to the State of Georgia, the Georgia Secretary of State obtained a default judgment. In order to settle the matter without incurring further costs and expenses, we negotiated a Consent Agreement and Order with the Georgia Secretary of State. Without our admitting or denying the allegations, we offered a full rescission to the shareholder of her original $15,000 investment, which she accepted and payment in full was made to her. We also made payment of the fine imposed to cover the State of Georgia’s costs. The State of Georgia agreed to vacate the Judgment against us.

In October 2005, we commenced legal action in the District Court of the 62nd Judicial District, Hopkins County, Texas against a former officer of our subsidiary, Independent Review, Inc. (“IRI”), alleging, among other things, that the former officer had breached his fiduciary duties owed to us and was attempting to operate IRI without proper authority. In September 2006, the District Court of the 345th Judicial District, Travis County, Texas, where the case had been moved, ruled that we did own 100% of IRI.

A law firm which represented us temporarily during the aforesaid legal proceedings did, in March 2006, assert that we owed the firm approximately $31,500 in legal fees. We responded to this demand by denying the allegation, alleging that the fees submitted for payment were unearned. We have not been served with a complaint, or otherwise heard further since providing our response.

To our knowledge, there are no other legal proceedings by or against us, either pending or contemplated.

ITEM 1A.	RISK FACTORS

An investment in our Common Stock is a risky investment. Prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock. We believe that we have included all material risks.

RISKS RELATING TO OUR OPERATIONS

We have a history of operating losses and have been unprofitable since inception.

We incurred a net loss of ($1,125,390) during the nine months ending September 30, 2008, and ($1,413,911) and ($1,320,686) during the fiscal years ended December 31, 2006 and December 31, 2007, respectively. We expect to incur substantial additional operating losses in the future. We had minimal sales of $54,574 during the nine months ended September 30, 2008. During the fiscal years ended December 31, 2006 and December 31, 2007, we generated revenues from product sales in the amounts of $79,445 and $114,386, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

We have a working capital loss, which means that our current assets are not sufficient to satisfy our current liabilities.

We had a working capital deficit (the amount our current liabilities exceeded our current assets) of ($2,948,490) during the nine months ended September 30, 2008, and ($2,448,204) at December 31, 2007. Current assets are assets that are expected to be converted to cash or otherwise utilized within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets are not sufficient to satisfy all of our current liabilities on that date.

The report of our independent auditors contains an explanatory paragraph relating to our ability to continue as a going concern.

Our auditor, Ronald R. Chadwick, P.C., stated in notes to our audited financial statements for December 31, 2006 and December 31, 2007, that there is doubt about our ability to continue as a going concern. Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of September 30, 2008, we had an accumulated deficit of ($9,916,794). Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have financed our operations since inception primarily through equity financings and we will continue to depend on external financing to fund our operations over the next several years. No assurances can be given that the additional capital necessary to meet our working capital needs or to sustain or expand our operations will be available in sufficient amounts or at all. Continuing our operations over the next twelve months is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern.

We may not be able to obtain the significant financing that we need to continue to operate.

We may not be able to obtain sufficient funds to continue to operate or implement our business plan. No assurances can be given that the additional capital necessary to fund operations and implement our business plan will be available in sufficient amounts or at all, in which case we may have to curtail our business plans, or in the worst case, cease operations.

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

We have no patents to protect our proprietary platform we developed over several years. We employ various contractual methods to protect our proprietary information, including confidentiality agreements with vendors, employees, consultants and others. Despite these precautions, our or substantially equivalent technology or information may become known to, or be independently developed by, our competitors, or our proprietary rights in intellectual property may be challenged. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We will need substantial financing to continue our operations.

We currently have limited working capital, which will not be sufficient to attain our goals. Management is evaluating and formulating financing plans to enhance our ability to fund operations. We will need the proceeds from the exercise of the Purchase Options and corresponding purchase of the underlying Common Stock to continue operations. If we issue additional securities, our shareholders may experience further dilution of their ownership interest. In addition, we may issue securities that result in the holders of these securities having rights senior to those of the holders of our Common Stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions. In this case, the value of your investment could be reduced. There is no assurance that we will receive enough proceeds from the exercise of the Purchase Options, or otherwise, to continue operations.

We may face competition from more established companies in the future.

The case management, case utilization, expert opinion and testimony consulting business is presently a fragmented industry with many small organizations providing experts on a local or regional basis. However, it is possible that business entities with greater resources, including financial, administrative and operational, will enter this industry and compete with us in the future. If that occurs, it may have a negative impact on our ability to compete with these new competitors, as well as a negative impact on our ability to become profitable. Our services are being offered through our interactive technology and data archive, with no history of successful operations.

Governmental regulation of our products and services could increase our costs and adversely affect sales.

As with all business entities including those specifically engaged in providing business-to-business services, as well as to and the general public, we are subject to a wide range of ever-changing federal, state and local statutes, rules and regulations, including: securities laws, anti-trust laws, labor relations laws, federal and state labor (wage & hour) laws, the Americans With Disabilities Act, the Occupational & Safety Health Administration (“OSHA”) and other government regulatory mandates. Currently, we are not hindered by federal or state regulation and are only affected by the requirement of registration within a state to conduct medical reviews of insurance denials for the state in those states that require registration. However, governmental regulation could materially adversely affect our business, financial condition and results of operations.

The loss of our founder and Chief Executive Officer and Chief Financial Officer will have a material adverse affect on our business and prospects.

Our success is dependent on the efforts and abilities of our founder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Willis Hale. The loss of our founder could have a material adverse effect on our business and prospects. We carry life insurance on Mr. Hale of $250,000, which amount is, in all likelihood, insufficient to guarantee the return of an investor’s investment.

Mr. Hale is currently our only executive level officer as well as our Chairman of the Board and he may take action that is beneficial to him and other insiders and not to our other shareholders.

Our CEO and CFO, Mr. Hale, is our only executive level officer and Chairman of our Board of Directors. He controls all matters requiring director approval and all officer level decisions. Mr. Hale currently controls beneficially 59.3% of our Common Stock, and effectively controls all matters requiring director and stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers. He also has the ability to block, by his ownership of our stock, an unsolicited tender offer. This concentration of ownership by Mr. Hale could have the effect of delaying, deterring or preventing a change in control of our Company that you might view favorably.

If we cannot attract, retain, motivate and integrate additional skilled personnel, our ability to compete will be impaired.

Many of our current competitors have more employees than we do. Our success depends in large part on our ability to attract, retain and motivate highly qualified management and technical personnel. We face intense competition for qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. If we are unable to continue to employ our key personnel or to attract and retain qualified personnel in the future, our ability to successfully execute our business plan will be jeopardized and our growth will be inhibited.

Our officers and directors are indemnified against certain losses, and we do not carry officer & director insurance, so we may be exposed to costs associated with litigation.

Our Articles of Incorporation and bylaws provide that our directors and officers will not be liable to us or to any shareholder and will be indemnified and held harmless for any consequences of any act or omission by the directors and officers unless the act or omission constitutes gross negligence or willful misconduct. If our directors or officers become exposed to liabilities and invoke these indemnification provisions, we could be exposed to additional un-

reimbursable costs, including legal fees. Extended or protracted litigation could have a material adverse effect on our cash flow.

Because we do not currently have an audit or compensation committee, shareholders will have to rely on our officers and directors, who are not independent, to make decisions on their own compensation.

We do not have any audit or compensation committee. These functions are performed now by our Chairman of the Board. We currently have no members of our Board of Directors who are independent directors. Thus, there is a potential conflict in that Mr. Hale, our Chairman of the Board and our CEO and CFO, will decide on discussions concerning management compensation and audit issues that may affect management decisions. We do anticipate retaining independent directors in the near future. Once appointed or elected, we expect to create both an audit, compensation and other committees.

Mr. Hale, our Chief Executive Officer and Chairman, also acts as our Chief Financial Officer. As a result, there may be significant risk to our Company from a corporate governance perspective.

Mr. Hale, our Chief Executive Officer and Chairman of the Board of Directors, makes decisions such as the approval of related party transactions, his and other compensation and the oversight of the accounting function. Accordingly, there currently is no segregation of executive duties and there may not be effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us. While we expect to retain additional executive management in the future, including a Chief Financial Officer, once we have sufficient funds to do so, until we do so the inherent controls that arise from the segregation of executive duties may not prevail. In addition, our Chief Executive Officer and Chairman will exercise full control over all matters that typically require the approval of a Board of Directors. The actions of our executive officers and directors are not subject to the review and approval of a Board of Directors and, as such, there may be significant risk to us from the corporate governance perspective. Our executive officers and Directors exercise control over all matters requiring shareholder approval including the election of directors and the approval of significant corporate transactions. We have not voluntarily implemented various corporate governance measures, in the absence of which shareholders may have more limited protections against the transactions implemented by our executive officers and Directors, conflicts of interest and similar matters. We have not adopted corporate governance measures such as an audit or other independent committees as we presently do not have any independent Directors. Shareholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not adopted a Code of Ethics or any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committee, but expect to do so prior to our Common Stock becoming listed for trading. There are no assurances that our Common Stock will be approved for trading.

We have executed three non-binding letters of intent with companies we intend to acquire. There are no assurances that we will acquire these companies.

We have entered into non-binding Letters of Intent to purchase Max Systems, Inc., Mediation Training Institute, Inc., and AmeriMed Corporation. The deadline for closing these acquisitions has passed. Although these closing dates have passed, our management has been informed by management of each entity to be acquired that no other offers are pending. While no assurances can be provided, we believe that these potential acquisitions will close if the Purchase Options are exercised. If we are unable to obtain capital from the exercise of the Purchase Options and/or other means, it is doubtful we will be able to make these acquisitions. Additionally, even if we are able to obtain the required capital some or all of these potential acquisitions may not be consummated because of other reasons such as discoveries during our due diligence.

The terms of the acquisitions we intend to make have been established via arms length negotiations and we did not obtain any independent valuations for any of these companies.

We may be acquiring such companies at an over-valued valuation, with unknown liabilities and expenses to us at this time, and actual or pending lawsuits that may adversely affect our Company.

Shareholders may incur dilution in the future.

If we are successful in consummating these acquisitions, our shareholders will incur dilution.

The proposed terms of these acquisitions provide for the issuance of an aggregate of 280,000 shares of our restricted Common Stock. In addition, in order to obtain the funds we require to acquire these companies, we will be relying upon funds received from the exercise of our Purchase Options to pay for these and possibly other future acquisitions. If these Purchase Options are exercised, the holders will receive up to 350,000 shares of our Common Stock. As a result, the percentage of ownership of each of our then current shareholders will decrease.

Any of our proposed acquisitions we make could be difficult to integrate with and harm our existing operations.

We expect to continue making strategic business acquisitions. Evaluating acquisition targets is difficult, and acquiring other businesses involves risks, including difficulty in integrating the acquired operations and retaining acquired personnel, difficulty in retaining acquired sales and distribution channels and customers, diversion of management’s attention from and disruption of our ongoing business, and difficulty in incorporating acquired technology and rights into our product and service offerings and maintaining uniform standards, controls, procedures and policies. There can be no assurances we will be successful in integrating these new businesses into our current operations and the failure to do so will have a negative impact on our results of operations.

RISKS RELATING TO OUR COMMON STOCK

There is no trading market for our securities and there can be no assurance that such a market will develop in the future.

We have filed a registration statement on Form S-1 with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, registering those shares underlying the Purchase Options that we issued in our recent private offering. In addition, we intend to have a licensed market maker file an application to have our Common Stock listed for trading on the OTC Electronic Bulletin Board operated by FINRA, or another national exchange if we can qualify for listing requirements. The process of obtaining a listing for our Common Stock on the OTCBB involves a market maker submitting an application with FINRA. FINRA then reviews the application and issues comments, or questions, concerning our Company and the class of stock (Common Stock) for which a listing has been requested. The process of listing our Common Stock for trading on a national exchange is similar. There is no assurance that our application for listing on the OTCBB or a national exchange will be approved, or if so approved, that a market will develop in the future or, if developed, that it will continue. In the absence of a public trading market, an investor may be unable to liquidate his investment in our Company.

If we are successful in listing our Common Stock for trading on the OTCBB, there are no automated systems for negotiating trades on the OTCBB and it is possible for the price of a stock to go up or down significantly during a lapse of time between placing a market order and its execution, which may affect your trades in our securities.

Because there are no automated systems for negotiating trades on the OTCBB, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders, an order to buy or sell a specific number of shares at the current market price, it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

If we list our Common Stock for trading on the OTCBB, our stock may be considered a “penny stock” so long as it trades below $5.00 per share. This can adversely affect its liquidity.

If and when trading commences on the OTCBB, our Common Stock may be considered a “penny stock” so long as it trades below $5.00 per share and as such, trading in our Common Stock will be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities. In addition, few broker or dealers are likely to undertake these compliance activities. Other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

We do not anticipate payment of dividends, and investors will be wholly dependent upon the market for the Common Stock to realize economic benefit from their investment.

As holders of our Common Stock, you will only be entitled to receive those dividends that are declared by our Board of Directors out of retained earnings. We do not expect to have retained earnings available for declaration of dividends in the foreseeable future. There is no assurance that such retained earnings will ever materialize to permit payment of dividends to you. Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, reserve needs and other circumstances.

Any adverse effect on the market price of our Common Stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

If and when our registration statement is declared effective, holders of our shares of Common Stock that are registered pursuant to our registration statement will be permitted, subject to few limitations, to freely sell these shares of Common Stock. At that time, sales of substantial amounts of Common Stock, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our Common Stock, if and when such a market develops.

If the Purchase Options are exercised, we will issue 350,000 additional shares of our Common Stock which would reduce investor percentage of ownership and may dilute our share value. We do not need shareholder approval to issue additional shares.

Our Certificate of Incorporation authorizes the issuance of 45,000,000 shares of Common Stock, par value $.001 per share. The issuance of all or part of the 350,000 shares of Common Stock underlying our Purchase Options may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our Common Stock.

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

We cannot predict whether we will successfully effectuate our current business plan. Each prospective purchaser is encouraged to carefully analyze the risks and merits of an investment in our Common Stock and should take into consideration when making such analysis, among others, the Risk Factors discussed above.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEER REVIEW MEDIATION
AND ARBITRATION, INC.

Dated: December 4, 2008	By:s/Willis Hale____________________ Willis Hale, Chief Executive Officer and Chief Financial Officer