Form 10-Q/A
period 2008-09-30
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2008-12-16
CIK 1311627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A1

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

As of December 16, 2008, there were 8,264,126 shares of Peer Review Mediation and Arbitration, Inc. Common Stock, $0.001 par value per share, issued and outstanding.

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

Cost of sales was $10,193 for the three month period ended September 30, 2008, as compared to cost of sales of $6,489 for the comparable period in 2007, an increase of $3,704 (63.7%). Cost of sales increased $3,704 because, first, the increase in the 2008 revenue adds approximately $1,100 plus, second, the additional $2,600 results from additional accruals for transcription services and other professional fees previously treated as operating expense.

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

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEER REVIEW MEDIATION
AND ARBITRATION, INC.

Dated: December 16, 2008	By:s/Willis Hale____________________ Willis Hale, Chief Executive Officer and Chief Financial Officer