Form 10-K/A
period 2007-12-31
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2009-01-20
CIK 1311627

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A2

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

Andrew I. Telsey, P.C.

12835 E. Arapahoe Road

Tower One, Penthouse #803

Englewood, Colorado 80112

Tel. (303) 768-9221

Securities registered under 12(b) of the Exchange Act: None

Securities registered under 12 (g)of the Exchange Act:

Common Stock, par value $0.001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_]   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section13 or 15(d) of the Exchange Act. Yes [_]   No ☒

Indicate by a check mark whether the registrant (1)has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant: None

Number of common shares outstanding at March 31, 2008:8,147,876

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form10-K/A is incorporated herein by reference to the Registrant’s Form 10-SB for Registration of Securities under Section 12(b) or (g) of The Securities Exchange Act of 1934, as amended.

PEER REVIEW MEDIATION & ARBITRATION, INC.

2007 FORM 10-K/A2

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

ITEM 1. BUSINESS

OVERVIEW

Peer Review Mediation and Arbitration, Inc., (“Peer Review”, “PRMA”, “We”, “Our” or the "Company”) was organized under the laws of the State of Florida on April 16, 2001. We have been conducting business operations ever since, primarily focused on the creation and continual development of our proprietary Private Network Application (“PNA”) which allows direct access to our Peer Review Data Archival resource via our Peer Reviewboard.com Internet web site.

On February 11, 2005, Peer Review acquired all of the outstanding common shares of Independent Review, Inc. (“IRI”), Texas corporation, in exchange for 75,000 unregistered shares of our Common Stock. IRI is engaged in providing medical case reviews to the Texas Insurance Commission, pursuant to a license from the State of Texas.

BUSINESS DESCRIPTION

Glossary

Chart Review: is the review of patient’s chart notes and other medical reports are used to help render objective evaluation of medical necessity or opinions to peer review processes.

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

Patient’s Bill of Rights: is a statement of the rights to which patients deserve as recipients of medical care. Typically, a statement articulates the positive rights which doctors and hospitals ought to provide patients, thereby providing information, offering fair treatment, and granting them autonomy over medical decisions, The eight areas of consumer rights and responsibilities adopted by the President’s Advisory Commission on Consumer Protection and Quality in the Health Care Industry in 1998 [1].

Peer review: is a process used for checking the work performed by one’s equals (peers) to ensure it meets specific criteria. Peer review is used in working groups for many professional occupations because it is thought that peers can identify each other’s errors quickly and easily, speeding up the time that it takes for mistakes to be identified and corrected.

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

Healthcare spending is the fastest growing segment of the country’s GNP hitting $1.3 Trillion in 2001. (Ten Trends Affecting American Healthcare, October 18,2002, Marvin J. Cetron, Ph.D.).

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

PRMA will initially focus its attention on defense and plaintiff’s attorneys, insurance companies, managed care organizations, hospitals and nursing homes as its primary Subscribers. For personal injury attorneys, increased profitability means more efficient caseload management. With the litigation support provided by PRMA board members, attorneys can achieve their goals of quickly eliminating non-meritorious cases (those cases that, because they have very little probability of receiving a positive verdict, the attorney will NOT be compensated) and expediting settlement of meritorious cases. By settling a case as soon as possible, an attorney saves time and money while creating the opportunity to handle a larger caseload. An effective and efficient search for medical experts that specifically matches the unique needs of the case will also strengthen the case for the attorney’s client. Plaintiff’s attorneys routinely obtain medical expert reviews as quickly as possible when taking on a new case to determine the validity of a case and to allow a successful disposition in the shortest time possible.

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

Litigation Support

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

With numerous law firms across the United States specializing in personal injury, there is a significant market segment of the legal industry ideal for Peer Review Mediation and Arbitration. When a personal injury case is brought to an attorney, that attorney must evaluate liability and causation. He or she must assess damages, place a value on the case, determine the case strategy and obtain expert medical reports. The attorney must also review and organize medical records, interrogatories and depositions, as well as any necessary medical research. Medical experts are used for legal support by both the plaintiff and the defense. When there is a group of attorneys acting on the behalf of the plaintiff, one will find a like group, acting in a similar manner on behalf of the defense. This means that Peer Review offers a valuable service necessary and applicable to both sides in a litigation case maximizing the Company’s market potential within the legal community. Casualty insurance companies provide coverage that pays the medical and hospital bills as well as whatever a court might award (up to the limits of the coverage) for someone injured in a situation that a court might regard as negligent in nature, by their client. In these instances, the insurance company would have needs similar to defense attorneys.

An attorney for the plaintiff in many states, must file an “affidavit of merit”, attesting that the attorney has obtained a written opinion of a physician who finds the plaintiff’s claim to have merit. PRMA seeks to provide a subscriber with thousands of qualified medical experts to serve and expedite this process. Medical experts, in assessing damages and valuing cases, ensure that the attorneys from both sides approach negotiations with a true understanding of the case’s settlement value. Experienced experts know what influences insurance companies to settle and, through case evaluation, can help develop case strategy, presentations and materials designed to produce a quick settlement. After in-house survey with our medical experts, we believe medical physicians and expert will often charge from $300 to $700 per hour for case evaluations, to review all the records and render an opinion. Another informal survey of Attorneys has indicated that they may have to interview as many as twenty-five experts before finding two or three willing to testify for their position. Complex cases often require several expert witnesses. PRMA enables subscribers to avoid the typical hit or miss process of locating appropriate and credible medical experts to evaluate and ultimately testify for their case. These surveyed Attorneys also desire greater efficiencies in this process to achieve their overall financial goals. PRMA helps its subscribers to reduce the time and effort necessary in these types of cases, creating a far more cost-effective process. PRMA facilitates an advanced search methodology allowing attorneys to rapidly identify a number of potential medical experts from the Peer Review Board with wide ranging specialties, backgrounds and expertise. For a law firm specializing in personal injury, more efficient caseload management means increased profitability. For other law firms representing clients typically on the defense, a deeper reservoir of medical experts will reduce their liabilities and payouts.

(b)	Medical Review

In another informal survey of Providers, insurance companies, Managed Care Organizations (such as HMOs and PPOs), Hospitals, nursing homes and other health care providers have indicated that they are becoming increasingly dependent on objective third-party support for medical decision-making, peer evaluation, quality assurance, utilization review, case management, quality oversight, as well as in litigation cases requiring case valuations and expert testimony. Peer Review Mediation and Arbitration assists insurers and health care companies achieve their goal of assuring their members, patients and the public of delivering proper and necessary health care without quality compromise. This has become a critical foundation for continued business for all health care providers, but especially for HMOs and insurers as legislation supporting a Patients’ Bill of Rights is passed in various states, and soon to be enacted at the national level.

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

When an HMO, for example, is being investigated for quality of care concerns or is defending a medical decision, the HMO can obtain documentation, develop supportive defense and locate appropriate medical expert witnesses, independent from the organization, to back up their cases. The appeal process allows insurance companies to demonstrate why a treatment may not be medically necessary or appropriate. Peer Review Mediation and Arbitration can play an invaluable role by extending third party, objective corroboration. Another one of PRO’s many objectives is to improve the quality of healthcare services to ensure routine delivery of high-quality medical care. With this being a prominent objective, PRMA can also be tapped by health care providers to assist in development of quality improvement programs. Publicizing their achievements in quality improvements and their association with Peer Review Mediation and Arbitration, health care providers gain enhanced credibility, public support and patient confidence, leading to improved sales and customer loyalty, so critical to long-term viability in the market place. Peer Review Mediation and Arbitration offers a unique opportunity for hospitals, insurance companies and other health care providers to differentiate themselves in their respective markets while achieving greater cost efficiencies and positively impacting corporate goals.

Intellectual Property

We have no patents pending but maintain strong Intellectual Property controls. All employees are subject to a Non-Disclosure and Intellectual Property and Ownership Agreement.

Competition

Any entity can state that they are an independent review organization (“IRO”). However, registration or certification is required in order to be eligible for assignment of statutory or regulatory work from government agencies (i.e. state departments of insurance). Licensing is only required for companies who wish to work for the State Dept of Insurance. There is no licensing requirements to do Commercial (for attorneys or insurance companies) or Private (individual consumers) payer work for medical review. Peer Review seeks to be a registered or certified IRO in the states it conducts business. To date, the Company does not rate itself anywhere within its industry among competing companies. Many companies within the medical expert industry are larger, more established and better capitalized. Peer Review has marginal sales, net losses and limited funds for marketing. The company’s competitors fall into three different categories: (a) Directories of Experts. Directories are maintained by several organizations and service companies, e.g. West Law, Lexus Nexus, Seek, America Medical Association, and other online providers; (b) Referral Services. Almost any employment agency can handle search and recruitment of a part time medical consultant. There are numerous companies specializing in the medical placement field. (c) Sole Service Providers. These companies are similar to Peer Review’s IRI division, in that it maintains their own panel of providers or employees and they decide who to assign require work. A search in Dunn and Bradstreet will reveal about 350 different companies.

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

(a)	Attorney Subscriber Fees: Base Technology Fee $1,200.00 an year, which can be divided in monthly payments of $100 as a minimum fee, allowing the subscriber two case per month.

(b)	Legal Reviews: Professional fees are estimated $1,000.00 minimum per case.

(c)	Insurance Case Fees: Flat Rate Technology fee of $175.00 per case

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

WE WILL NEED SUBSTANTIAL FINANCING TO CONTINUE OUR OPERATIONS.

We currently have limited working capital, which will not be sufficient to attain our goals. Management is evaluating and formulating financing plans to enhance our ability to fund operations. Included among those methods being considered is filing a registration statement under the Securities Act of 1933, as amended, (the “Act” or “Securities Act”) to offer those shares to the public, or the registration of common shares underlying the Non-Employee Stock Options which we issued and sold 212,243 Purchase Options up till March 31, 2008and intend to issue and sell additional Common Stock and Purchase Options in 2008to accredited investors. We may also need additional funding which may not be available when needed. However, if we issue additional securities, you may experience significant dilution of your ownership interest and holders of these securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions. In this case, the value of your investment could be reduced. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing.

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

We believe that the annual rental cost of $168,000 is comparable for similar space in the area, and has been arrived at in an arms-length process of comparing cost per square foot of comparable office space in the geographical area. As such the board of directors has found renting office space from an entity owned by our CEO, not to be a conflict of interest. The Company also leases space for IRI’s offsite storage at Stor-A-Way, 550 S H35 Round Rock, TX 78681. IRI pays $69.00/month, on a month to month lease.

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

In October 2005 the Company commenced legal action in the District Court of the 62nd Judicial District, Hopkins County, Texas against a former officer of the Company’s subsidiary Independent Review, Inc., alleging, among other things, that the former officer had breached his fiduciary duties to the Company and was attempting to operate IRI without proper authority. A control dispute ensued between the parties, until in September 2006 the District Court of the 345th Judicial District, Travis County, Texas, where the case had been moved, ruled that PRMA owned 100% of IRI. A law firm which represented the Company temporarily during the proceedings, has asserted that the Company owes the firm approximately $31,500 in legal fees, which the Company disputes as unearned.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year which ended on December31, 2007, no matter was submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of March 31, 2008, there were 741 holders of record of our common stock. There is no public trading market for our common stock.

DIVIDENDS

As of December29, 2007, we have not declared or paid dividends on our common stock and have no intention to do so in the foreseeable future.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Notice Regarding Forward Looking Statements

The following discussion and analysis should be read in conjunction with our Consolidated financial statements and related notes included elsewhere in this report. This discussion and other parts of this report may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” in Item1A of Part I of this report and elsewhere in this report.

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
Timeliness of professionals’ response to request for proposal (RFP) inquires
Professional time spent on document review during RFP process
Number of Professionals responses vs. Number of Request for Proposals to Professionals
Number of job assignments
After job assignment to Professional
Timeliness of Professional’s response to work assigned
Timeliness of Professional’s response to inquiries regarding work assigned
Timeliness of Work Product completion
Draft Work product evaluation and questions generated
Work product accepted ratio without questions
Customer satisfaction with Work Product
Management, as determined by business process needs will establish other monitoring points.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment by our management. Information for the year ended December31, 2006 and year ended December31, 2007 is that of the Company on a consolidated basis.

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

Net Income (Loss). The net income for the year ended December31, 2007 was $1,323,120, compared to $1,400,209 for the year ended December31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The increase of cash provided by operating activities for 2007, in comparison to the Company’s prior fiscal year, is attributable primarily to an increase of capital raised from equity financings.

The net cash used in operating activities for the fiscal year ended December31, 2007 was $1,126,969. The net cash provided from operating activities for fiscal year ended December31, 2006 was $840,924. The Company had $201,888 in cash and cash equivalents as of December31, 2007, compared to $405,031 in cash and cash equivalents as of December31, 2006. This decrease was primarily due to the payment of additional expenditures to enhance and expand the Data Base of Medical Experts. The Company had $3,697 of account receivables as of December31, 2007, as compared to $2,346 as of December31, 2006.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see the explanatory notes to the Company’s financial statements for the fiscal year ended December31, 2007, contained in this filing. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets, valuation allowances, impairment of long-lived assets, fair value of equity instruments issued to consultants for services, and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. However, we believe that our estimates, including those for the above-described items, are reasonable.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PEER REVIEW MEDIATION & ARBITRATION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND DECEMBER 31, 2007

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS
F-2
Consolidated balance sheets
Consolidated statements of income and comprehensive income	F-3
Consolidated statements of stockholders’ equity	F-4
Consolidated statements of cash flows	F-5
Notes to consolidated financial statements	F-7-F-13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form10-K. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures as of December 31, 2007 are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

As of March14, 2008, the directors and executive officers of the Company, their ages, positions, the dates of initial election or appointment as directors or executive officers, and the expiration of their terms are as set forth in the following table.

Name of Director/ Executive Officer	Age	Position(s)	Period Served

Willis Hale	53	President	Inception to present

David Larry	74	Secretary	Inception to present

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

SECTION16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and holders of more than 10% of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Based solely on a review of the forms, reports, and certificates filed with the Company by such persons, all Section16(a) filing requirements were complied with by such persons during the last fiscal year or prior fiscal years.

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

Audit Committee Financial Expert

We do not currently have an “audit committee financial expert” as defined under Item401(e) of Regulation S-B. As discussed above, our Board of Directors plans to form an Audit Committee. In addition, the Board is actively seeking to appoint an individual to the Board of Directors and the Audit Committee who would be deemed an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended December31, 2007 with respect to services rendered by such persons.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Willis Hale,	2006	175,000	—	—	—	—	—	—	175,000
President, CEO and Director	2007	175,000	—	—	—	—	—	—	175,000
David Larry,	2006	26,000	—	—	—	—	—	—	26,000
Secretary	2007	26,000	—	—	—	—	—	—	26,000

(1)	Salary refers to base salary compensation paid through the Company’s normal payroll process.

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

Outstanding Equity Awards

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for our Chief Executive Officer and each of our most highly compensated executive officers whose total compensation exceeded $100,000 for the fiscal year ended December31, 2007 with respect to services rendered by such persons.

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

Compensation of Directors

Other our Chairman and CEO, and Secretary, whose compensation is included in the Summary Compensation Table and Outstanding Equity Awards at Fiscal Year-End table above for the fiscal year ended December31, 2007, we have no other directors nor compensation paid to other directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information with respect to the beneficial ownership of our capital stock as of March31, 2008 for (i)any person whom we know to be the beneficial owner of more than 5% of our outstanding common stock (ii)each of our directors or those nominated to be directors, and executive officers and (iii)all of our directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT(1)

As of December31, 2007, there were 721 holders of record of shares of Holdings Common Stock. The following table sets forth certain information regarding beneficial ownership of Holdings Common Stock as of December31, 2007, by (i)each person who is known by Holdings to be the beneficial owner of more than 5% of Holdings Common Stock, (ii)each of the Company’s directors and the Named Executive Officers in the Summary Compensation Table and (iii)all directors and executive officers as a group. To the knowledge of the Company, each stockholder has sole voting and investment power as to the shares of Holdings Common Stock shown unless otherwise noted.

Name and Address Of Beneficial Owners(4)	Amount and Nature of Beneficial Ownership		Percentage of Ownership(1)		Percentage of Ownership Assuming Fully Diluted(2)
	Common Shares	Series II Preferred	Common Shares	Series II Preferred	Common Shares	Percent

More than 5% beneficial ownership
Advisory Board Members as a group	410,050	- 0 -	5.1%	- 0 -	410,050	4.4%	%
Executive Officers and Directors:
Hale Family Trust (3) 1450 S. Dixie Highway, Suite 201 Boca Raton, FL 33431	4,900,000	345,000	61.0%	34.5%	5,245,000	52.7%	%
David Larry 6842 SW 18th Court No. Lauderdale, FL 33068	200,000	- 0 -	2.5%	-0-	200,000	2.1%	%
All executive Officers, Directors as a group (2 persons)	5,100,000	345,000	63.5%	34.5%	5,445,000	58.5%	%

(1)	Based on 8,118,126 shares of our common stock issued and outstanding, as of December 31, 2008.
(2)

Based on 9,302,869 shares of our common stock issued and outstanding after conversion of the 1,000,000 Series II Preferred Stock we have issued and outstanding, plus the exercise of 184,743non-employee stock options convertible into 184,743 shares of our common stock.

(3)	Willis Hale, the Chief Executive Officer of the Company, is the trustee of the Hale Family Trust, dtd 06/01/2007.
(4)	Unless otherwise noted, the address for each person or group is c/o PRMA 1450 S. Dixie Hwy, Ste. 300, Boca Raton, FL 33432.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

Except as set forth below, there were no transactions during the last two fiscal years, and there are no proposed transactions to which the Company or its subsidiary was or is to become a party, in which any director, executive officer, director nominee, beneficial owner of more than five percent (5%)of any class of our stock, or members of their immediate families had, or is to have, a direct or indirect material interest.

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

Merge Media was a technology service provider, and our CEO Mr. Hale was a non-majority control shareholder of Merge Media. Merge Media performed work and provided technology to Peer Review in 2001 in exchange for 1,000,000 shares of the 6,430,000 originally issued PRMA’s restricted common shares. These securities were issued in reliance upon an exemption from registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended. This was a private transaction with the issuer, no solicitation or advertising in connection with the offer and sale of securities, no compensation was paid to any intermediary or employee of either company

Prior to Merge Media suspending operations in 2002, its board of directors voted to dividend the 1,000,000 shares of Common Stock of PRMA it held as an asset via a shareholder distribution to Merge Media’s shareholders. However, at the time Merge Media received legal advice that there may not be an available securities exemption from registration with the Securities Act to dividend to its own shareholders the stock of a third-party issuer, PRMA. Subsequently, Merge Media tendered the 1,000,000 shares of Common Stock of PRMA that Merge Media had held back to PRMA, under an agreement with the board of PRMA to exchange the 1,000,000 shares of its Common Stock for a higher class of securities in the event of potential dissolution or series II Preferred Shares; and distribute the Series II Preferred shares of PRMA directly to Merge Media’s shareholders. This share exchange and shareholder dividend issuance was conducted under the exemption afforded by Section 4(2) and Regulation D, Rule 506 exemption of the Securities Act of 1933, no compensation was paid to any intermediary or employee of either company, there was no general solicitation or advertising. PRMA business purpose for issuing shares to Merge Media’s shareholders was to facilitate Merge Media in its shareholder distribution of PRMA capital Stock. The 1,000,000 shares of PRMA Common Stock owned by Merge Media were exchanged into an equal number of shares of the Series II Preferred shares and distributed to the 270 individual shareholders of Merge Media, Inc. in a distribution pursuant to an Amended Form D filed with the Securities and Exchange Commission on December 15, 2004. Each Series II Preferred share may be converted into a Common share, at no additional cost, any time subsequent to the first anniversary of their issue date. . These securities were issued in reliance upon an exemption from registration afforded by the provisions of Section 4(2) and Regulation D, Rule 506, of the Securities Act of 1933, as amended. All of the merge Media shareholders were accredited investors, there was no general solicitation or advertising in connection with the offer and sale of securities, no compensation was paid to any intermediary or employee of either company, and all securities were issued with a restrictive legend.

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

On February 11, 2005, Peer Review acquired all of the outstanding common shares of Independent Review, Inc. (“IRI”), Texas Corporation, in exchange for 75,000 unregistered shares of our Common Stock. IRI is engaged in providing medical case reviews to the Texas Insurance Commission, pursuant to a license from the State of Texas. The IRI shares were acquired in exchange for 75,000 of the Company’s common shares with no readily available market price The Exchange of Shares Agreement is filed herewith as an Exhibit. The securities were issued in reliance upon an exemption from registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended. This was a private transaction with the issuer, there was no general solicitation or advertising in connection with the offer and sale of securities, no compensation was paid, and all securities were issued with a restrictive legend.

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

	Fiscal2007Fees	Fiscal2006Fees
	($)	($)
Audit Fees	$31,000	$-
Audit-Related Fees	0	-
	$31,000	$-

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

3.1

Articles of Incorporation, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference.(Incorporated by reference to Form10-SB dated December 12, 2007, Exhibit3.1)

3.1.1

Amendment to Articles of Incorporation, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form10-SB dated December 12, 2007, Exhibit3.1.1)

3.2

Restated By-Laws adopted April 2006, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form10-SB dated December 12, 2007, Exhibit3.2)

3.3

Specimen stock certificates, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form10-SB dated December 12, 2007, Exhibit3.3)

10.1

Mr. Hale Employment Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form10-SB dated December 12, 2007, Exhibit10.1)

10.2

Acquisition Agreement with Independent Review, Inc., filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form10-SB dated December 12, 2007, Exhibit10.2)

10.3

IRI Exchange of Shares Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form10-SB dated December 12, 2007, Exhibit10.3)

10.4

Purchase Stock Option Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form10-SB dated December 12, 2007, Exhibit10.4)

10.5

Non-Employee Stock Option Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form10-SB dated December 12, 2007, Exhibit10.5)

10.6

2001 Equity Incentive Plan - adopted by Shareholders, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form10-SB dated December 12, 2007, Exhibit10.6)

10.7

Consent Order with Georgia, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form10-SB dated December 12, 2007, Exhibit10.7)

10.8

Subscriber/Member Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form10-SB dated December 12, 2007, Exhibit10.8)

10.9

Board Member Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form10-SB dated December 12, 2007, Exhibit10.9)

10.10

Commercial Lease, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form10-SB dated December 12, 2007, Exhibit10.10)

99

Privacy Policy, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission and incorporated herein by reference. (Incorporated by reference to amended Form10-SB dated December 12, 2007, Exhibit99)

*31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule13a - 14(a).

*31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)

*32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section1350.

_________

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEER REVIEW MEDIATION & ARBITRATION, INC.

By:
Willis Hale
President and Chief Executive Officer

Date: January 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on January 20, 2009.

Signature	Title
President, Chief Executive Officer
Willis Hale	(Principal Executive Officer) and Director

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2007

PEER REVIEW MEDIATION AND ARBITRATION, INC.

Consolidated Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS
F-2
Consolidated balance sheets
Consolidated statements of income and comprehensive income	F-3
Consolidated statements of stockholders’ equity	F-4
Consolidated statements of cash flows	F-5
Notes to consolidated financial statements	F-7-F-13

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Peer Review Mediation And Arbitration, Inc.

Boca Raton, Florida

I have audited the accompanying consolidated balance sheets of Peer Review Mediation And Arbitration, Inc. as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and stockholders’ deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
March 12, 2008	RONALD R. CHADWICK, P.C.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED BALANCE SHEETS

	Dec. 31,	Dec. 31,
	2006	2007
ASSETS
Current assets
Cash	$288,568	$198,256
Accounts receivable	3,697	-
Marketable securities	116,463	3,632
Total current assets	408,728	201,888

Fixed assets	57,750	65,621
Less accumulated depreciation	(32,305)	(43,743)
Other assets		500
	25,445	22,378

Total Assets	$434,173	$224,266
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued payables	$52,283	$74,259
Related party payables	1,441,642	1,629,115
Notes payable - current portion	22,118	20,277
Related party loans	429,286	926,441
Total current liabilities	1,945,329	2,650,092

Total Liabilities	1,945,329	2,650,092

Stockholders’ Equity
Preferred stock, Series II, $.001 par value;
1,000,000 shares authorized; convertible;
1,000,000 issued and outstanding	1,000	1,000
Common stock, $.001 par value;
45,000,000 shares authorized;
8,036,040 (2006) & 8,118,126 (2007)
shares issued and outstanding	8,036	8,118
Additional paid in capital	5,961,794	6,367,728
Accumulated deficit	(7,468,284)	(8,791,404)
Accumulated other comprehensive income (loss)	(13,702)	(11,268)
Total Stockholders’ Equity	(1,511,156)	(2,425,826)

Total Liabilities and Stockholders’ Equity	$434,173	$224,266

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
	Dec. 31,	Dec. 31,
	2006	2007

Revenue	$79,455	$114,386
Cost of sales	53,176	64,894
	26,279	49,492

Expenses:
Depreciation	11,186	11,438
Selling, general and administrative	1,412,128	1,398,714
	1,423,314	1,410,152

Loss from operations	(1,397,035)	(1,360,660)

Other income (expense)
Interest (expense)	(2,452)	(2,193)
Realized gain (loss) on securities	(722)	39,733
	(3,174)	37,540

Income (loss) before provision
for income taxes	(1,400,209)	(1,323,120)

Provision for income tax	-	-

Net income (loss)	$(1,400,209)	$(1,323,120)

Other comprehensive income (loss) -
net of tax
Unrealized gain (loss) on securities	(13,702)	2,434

Comprehensive income (loss)	$(1,413,911)	$(1,320,686)

Net income (loss) per share
(Basic and fully diluted)	$(0.18)	$(0.16)

Weighted average number of
common shares outstanding	7,906,170	8,075,845

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
									Other
	Common Stock		Preferred Stock		Preferred Stock				Compre.	Stock-
		Amount	Series I		Series II		Paid in	Accumulated	Income	holders’
	Shares	$.001 par	Shares	Amount	Shares	Amount	Capital	Deficit	(loss)	Equity

Balances at December 31, 2005	7,776,300	$7,776	-	$-	1,000,000	$1,000	$4,545,770	$(6,068,075)	$-	$(1,513,529)

Sales of common stock	217,740	218					994,903			995,121

Compensatory stock issuances	42,000	42					300,333			300,375

Sales of common stock options							5,830			5,830

Paid in capital							114,958			114,958

Unrealized gain (loss) on securities									(13,702)	(13,702)

Income (loss) for the year								(1,400,209)		(1,400,209)

Balances at December 31, 2006	8,036,040	$8,036	-	$-	1,000,000	$1,000	$5,961,794	$(7,468,284)	$(13,702)	$(1,511,156)

Sales of common stock	78,136	78					390,565			390,643

Compensatory stock issuances	3,950	4					11,796			11,800

Sales of common stock options							3,573			3,573

Unrealized gain (loss) on securities									2,434	2,434

Income (loss) for the period								(1,323,120)		(1,323,120)

Balances at December 31, 2007	8,118,126	$8,118	-	$-	1,000,000	$1,000	$6,367,728	$(8,791,404)	$(11,268)	$(2,425,826)

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31,	Dec. 31,
	2006	2007
Cash Flows From Operating Activities:
Net income (loss)	$(1,400,209)	$(1,323,120)

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Depreciation	11,186	11,438
Accounts receivable	2,346	3,697
Other assets	1,065	(500)
Accrued payables	10,263	21,976
Related party payables	233,328	187,473
Compensatory stock issuances	300,375	11,800
Realized (gain) loss on sale of securities	722	(39,733)
Net cash provided by (used for)
operating activities	(840,924)	(1,126,969)

Cash Flows From Investing Activities:
Fixed assets	(3,532)	(7,871)
Sales of marketable securities	5,581	154,998
Net cash provided by (used for)
investing activities	2,049	147,127

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Prior Page)

	Year Ended	Year Ended
	Dec. 31,	Dec. 31,
	2006	2007
Cash Flows From Financing Activities:
Notes payable – payments	$(11,808)	$(1,841)
Related party loans	37,347	497,155
Sales of common stock	995,121	390,643
Sales of options	5,830	3,573
Net cash provided by (used for) financing activities	1,026,490	889,530

Net Increase (Decrease) in Cash	187,615	(90,312)

Cash At The Beginning Of The Period	100,953	288,568

Cash At The End Of The Period	$288,568	$198,256

Schedule of Non-Cash Investing and Financing Activities

In 2006 the Company recorded paid in capital of $114,958 from related party debt relief, and acquired $136,468 in marketable securities from a related party in exchange for a related party payable in the same amount.

Supplemental Disclosure

Cash paid for interest	$2,678	$1,910
Cash paid for income taxes	$—	$—

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

Products and services, geographic areas and major customers

The Company derives revenue from fees paid by users and subscribers for access to and use of the Company’s database of consulting professionals, and for quality review of insurance cases, although it does not separate these activities into operating segments. The Company’s sales are external and domestic.

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

Preferred stock

The Company as of December 31, 2006 and 2007 had 5,000,000 shares of authorized preferred stock, out of which 1,000,000 shares have been designated as Series I convertible preferred stock (“Series I”). The Series I has a par value $.001, is convertible into nine shares of the Company’s common stock with no further consideration, and is issuable upon terms and conditions as may be designated by the Board of Directors at or prior to issuance. No Series I shares were outstanding as of December 31, 2006 and 2007. A further 1,000,000 shares have been designated as Series II convertible preferred stock (“Series II”). The Series II has a par value $.001, and is convertible into one share of the Company’s common stock one year after the first public market trading date of PRMA’s common stock with no further consideration. 1,000,000 Series II shares were outstanding as of December 31, 2006 and 2007. In addition, the Company has designated 1,000,000 shares as Series III convertible preferred stock (“Series III”). The Series III has a par value of $.001, and is convertible into one share of the Company’s common stock at any time with no further consideration, and automatically converts to common stock on the third anniversary of the issue date. No Series III shares were outstanding as of December 31, 2006 and 2007.

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

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2007

NOTE 5. STOCKHOLDERS’ EQUITY (Continued):

Stock option plan

As part of an overall Company compensation program, the Company in May 2001 adopted a stock option plan called “The Peer Review Mediation And Arbitration, Inc. 2001 Stock Option Plan” (the Plan”). The Plan provides a means whereby directors and officers, employees, consultants, contractors and others may be granted incentive stock options and/or nonqualified stock options to purchase shares of the Company’s common stock, in order to attract and retain the services of such persons. The number of shares subject to option under this Plan cannot exceed 1,500,000. The conditions of each option grant, including exercise price and length of term, shall be set by the Plan administrator. In no event shall the term of any incentive stock option under the Plan exceed ten years, or five years if granted to an optionee owning 10% or more of the stock of the Company. As of December 31, 2006 and 2007 no options had been granted under the Plan.

NOTE 6. LEGAL PROCEEDINGS

In October 2005 the Company commenced legal action in the District Court of the 62nd Judicial District, Hopkins County, Texas against a former officer of the Company’s subsidiary Independent Review, Inc., alleging, among other things, that the former officer had breached his fiduciary duties to the Company and was attempting to operate IRI without proper authority. A control dispute ensued between the parties, until in September 2006 the District Court of the 345th Judicial District, Travis County, Texas, where the case had been moved, ruled that PRMA owned 100% of IRI. A law firm which represented the Company temporarily during the proceedings, has asserted that the Company owes the firm approximately $31,500 in legal fees, which the Company disputes as unearned.

The Company is a named party in a legal action filed by a mortgage lender against an entity related to the Company by common control, to foreclose on and take possession of the building in which the Company has its business headquarters.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2007

NOTE 7. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders’ deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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