Form 10-K
period 2008-12-31
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2009-03-30
CIK 1311627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED December 31, 2008

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934
For the transition period from _________________________ to _________________________________

Commission File Number 000-52712

PEER REVIEW MEDIATION AND ARBITRATION, INC.

(Exact name of registrant as specified in its charter)

Florida	65-1126951
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1450 S. Dixie Highway, Suite 230

Boca Raton, Florida 33432

(Address of principal executive offices)

(561) 347-1178

(Registrant's telephone number including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes [_] No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a	Smaller reporting company ☒
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No ☒

The aggregate market value of the shares of voting stock held by non-affiliates of Peer Review as of December 31, 2008 was $0

As of December 31, 2008, the Registrant had 8,264,126 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - Portions of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2009, are incorporated by reference in certain sections of PART III.

TABLE OF CONTENTS

PAGE

Facing Page

Index

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19

PART II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 8.	Financial Statements and Supplementary Data	26
Item 9.	Changes in and Disagreements on Accounting and Financial Disclosure	40
Item 9A.	Controls and Procedures	40
Item 9B.	Other Information	41

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	41
Item 11.	Executive Compensation	41
Item 12.	Security Ownerhsip of Certain Beneficial Owerns and Management and Related Stockholder Matters	41
Item 13.	Certain Relationships and Related Transactions, and Director Independence	41
Item 14.	Principal Accounting Fees and Services	41

PART IV

Item 15.	Exhibits, Financial Statement Schedules	41

SIGNATURES	43

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Peer Review Mediation and Arbitration, Inc. and its subsidiaries contained in this Report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this Report and in our "Risk Factors" in Item 1A. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We were incorporated under the laws of the State of Florida on April 16, 2001. We have been conducting business operations ever since, primarily focused on the creation and continual development of our proprietary Private Network Application (“PNA”) which allows direct access to our Peer Review Data Archival resource via our peerreviewboard.com Internet web site. Our subsidiary, Independent Review, Inc. (“IRI”), a Texas corporation, is engaged in providing medical case reviews to the Texas Insurance Commission, pursuant to a license from the State of Texas. We recently formed ProMed Alliance, Inc., a Florida corporation (“ProMed”), as another wholly owned subsidiary. ProMed will provide member benefits related to revenue, expense, and support services to physicians that are currently in our network of Physician Experts.

In February 2005, we acquired all of the outstanding common shares of IRI in exchange for 75,000 unregistered shares of our Common Stock. IRI is engaged in providing medical case reviews to the Texas Insurance Commission, pursuant to a license from the State of Texas.

In October 2008 we filed a registration statement on Form S-1 with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, registering those shares underlying the Purchase Options that we issued in our recent private offering. As of the date of this Report we believe we are in the later stages of the process of obtaining effectiveness of our registration statement. See “Private Offerings” below in this section of this Report for a more detailed description of these Purchase Options.

Our executive offices are located at 1450 S. Dixie Highway, Suite 201, Boca Raton, FL 33432, telephone (561) 347-1178. Our web site address is http://www.peerreviewboard.com. Information contained on our web site is not a part of this Report. Investors should rely only upon the information contained herein.

GLOSSARY

Chart Review: The review of patient’s chart notes and other medical reports which are used to help render objective evaluation of medical necessity or opinions to peer review processes.

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

Patient’s Bill of Rights: A statement of the rights to which patients deserve as recipients of medical care. Typically, a statement articulates the positive rights which doctors and hospitals ought to provide patients, thereby providing information, offering fair treatment, and granting them autonomy over medical decisions –– the eight areas of consumer rights and responsibilities adopted by the President’s Advisory Commission on Consumer Protection and Quality in the Health Care Industry in 1998 [1].

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

Utilization Review: Utilization Review is the review of how certain medical services are requested and performed. The review typically involves pre-review, or pre-authorization; concurrent review, or inpatient evaluation of care and needs; and retrospective review, or the larger historical picture of how physicians, labs, or hospitals handle their patient populations. Most HMOs have written standards for what items are reviewed, and what might be considered appropriate for amount, time, and sources of evaluation and treatment. An independent review organization will also perform utilization review functions. Utilization Review may be performed by the HMO or insurer itself, or it may be contracted out to either a third party review specialist or to the hospital/lab/etc. providing the service. Most frequently, nurses are employed to conduct the actual review. In all cases, the review examines medical records to see if the patient was given an economical level of care consistent with their needs and the past needs of similarly-afflicted patients.

CURRENT BUSINESS

Over the past three years, our development has included direct marketing to increase our panel of professionals. Using physician databases that we purchase, we are able to screen physicians throughout the country. From this large pool, we further filter through parameters of location, licensure, and medical specialty. These criteria will yield a short list of candidates. To this list we will send formal invitations to join our Panel. Candidates, who respond to our direct marketing, begin a process of information and knowledge exchange. After our initial conversation, if the candidate is interested in joining our list of medical experts they make application and accept our terms and conditions to employment via our secure web portal. After our review of the application, the physician is given a user login to their personal space and account. This personal space is used to consolidate communication and work with our Company. At this point they are ready to upload, enter, email or fax their complete curriculum vita to use in the system.

Our business plan is structured around:

•	Our subscriber clients being able to use this information for finding the best qualified physician for work assignments.

•

Developing our marketing plan that includes sales techniques, procedures and materials. We have spent a great deal of our time researching the market for our services. We have been developing our sales presentations tailored to specific industry and employee needs. This has included client contact materials such as brochures and pamphlets.

•

Continued Software and technology development. Our second largest endeavor over the past three years has been our enterprise software development. This enterprise system and it’s sub assemblies (other software) aggregates all of our business process, employees, physician consultants, shareholders, clients, web portals and all required documents and tools to one ever-evolving desk top. This “desk top” view is determined by the user’s or individual’s need and authority. In our opinion, this is a cutting edge development using the latest software tools and techniques.

•	Hiring and training new employees.

•	Seeking acquisition candidates.

•

Completing the acquisition of IRI. The acquisition of IRI has given us practical experience and is directing the development of our case management system. It is also why our customer base has expanded and become more diverse. We have had no appreciable revenues excluding a few “test” attorneys’ clients. This acquisition took almost two years to complete, reorganize, and get running properly. Currently, we have had limited revenues and are operating at a deficit. See “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Financial Statements” and notes thereto.

Principal Service and Markets

Our service enables subscribers, including attorneys, insurance claims agents, healthcare providers and consumers, the ability to efficiently search and engage medical experts for a variety of medical consulting projects. We maintain a network of independent physicians as members of our Peer Review Board, who are available to assist in areas such as:

•	Expert medical opinions and testimony
•	Legal case evaluation and strategy
•	Assessment of damages
•	Case valuation
•	Medical peer review and chart review
•	Independent medical review
•	Quality and utilization review
•	Medical case management
•	Medical second opinion

Federal and State mandates are directing managed care providers and insurance companies to dramatically step up their quality review programs. Insurance companies, attorneys, doctors and other health care providers are seeking ways to minimize their risk by increasing protection of their business interests, assets and clients. Add to this equation claims paid by casualty insurance carriers and it is obvious that an enormous demand exists for quality peer review assistance and medical litigation support from reputable medical experts.

We intend to focus our attention on defense and plaintiff’s attorneys, insurance companies, managed care organizations, hospitals and nursing homes as our primary subscribers. For personal injury attorneys, increased profitability means more efficient caseload management. With the litigation support we can provide, attorneys can achieve their goals of quickly eliminating non-meritorious cases (those cases that, because they have very little probability of receiving a positive verdict, the attorney will NOT be compensated) and expediting settlement of meritorious cases. By settling a case as soon as possible, an attorney saves time and money while creating the opportunity to handle a larger caseload. An effective and efficient search for medical experts that specifically matches the unique needs of the case will also strengthen the case for the attorney’s client. Plaintiff’s attorneys routinely obtain medical expert reviews as quickly as possible when taking on a new case to determine the validity of a case and to allow a successful disposition in the shortest time possible.

Lawyers representing plaintiffs or defendants rely upon litigation support of medical expert testimony for medical cases. We provide such litigation support through having medical experts available to review medical records, analyze and evaluate medical and administrative events, identify causation, address standard of care, evaluate case strengths and weaknesses, develop deposition strategy and questions, and provide testimony to articulate issues to a judge or jury.

Insurance companies can rely on our services in an increasingly diverse manner including quality and utilization review, quality oversight, medical case management and peer evaluation. In matters pertaining to treatment decisions being evaluated by the Peer Review Organization (PRO), the insurance company or health care provider will be able to easily obtain impartial, objective third-party support and expert medical testimony from members of our Peer Review Board. We will provide our clients with valid, reliable and credible defense assisting them in reaching their desired outcome. In the ever-increasing litigious environment surrounding the healthcare and insurance industries, we believe we can offer an essential resource for attorneys, insurance companies and other health professionals.

State Licensing

In the state of Texas, our subsidiary IRI has been registered by the Texas Department of Insurance since 1999 to the present for statutory work for review of medical necessity denials by private insurance carriers for the state (registration #05055). We may make applications to other states sometime at a later date.

Fee Structure

Our business model anticipates the following fee structure as indicated as estimates only. Actual fees for service are determined on a case-by-case basis.

•	Attorney Subscriber Fees: Base Technology Fee $1,200.00 a year, which can be divided in monthly payments of $100 as a minimum fee, allowing the subscriber two cases per month.

•	Legal Reviews: Professional fees are estimated at $1,000.00 minimum per case.

•	Insurance Case Fees: Flat Rate Technology fee of $175.00 per case.

•	Medical Quality Reviews: Professional fees are estimated at $850.00 minimum per case.

•	Statutory Reviews: $650.00 per case or as set by law.

Over the next twelve months we intend to proceed with the implementation of our business plan. We will strive to launch all aspects of our operations. However, our ability to successfully implement our business plan is contingent upon our ability to obtain additional capital. While no assurances can be provided, we expect that we will be able to obtain these funds once our registration statement becomes effective and the purchase options previously issued as part of our private offerings are exercised. See “Private Offerings” and “Liquidity and Capital Resources,” below.

Private Offerings

Since December 2006 we have successfully closed three (3) separate private offerings of Units, each Unit consisting of one share of our Common Stock and one Purchase Option (the “Purchase Options” or a “Purchase Option”), exercisable to purchase one share of our Common Stock at a price of $5.00 per Unit. In December 2006 we closed our initial private offering of Units wherein we sold 113,290 Units to 114 “accredited” investors, as that term is defined under the Securities Act of 1933, as amended (the “33 Act” or the “Securities Act”), and received gross proceeds of approximately $566,450 therefrom. In December 2007 we closed a private offering of Units, selling 71,453 Units to 49 “accredited” investors, as that term is defined under the Securities Act for gross proceeds of $357,265. In June 2008 we closed a private offering of Units wherein we sold 89,197 Units to 33 “accredited” investors for gross proceeds of $445,985. In May 2008 we also issued 50,000 Units in consideration for services valued at $250,000 in favor of 5 persons. We relied upon the exemptions from registration provided by Section 4(2) and Regulation D promulgated under the 33 Act to issue these Units.

Also in December 2007 we issued 6,676 shares of Common Stock in exchange for cash in the amount of $33,380 to 8 accredited investors at a price of $5.00 per share. In December 2007, we also issued 3,957 shares of Common Stock as compensation for services.

Letters of Intent

On April 24, 2008, we signed a Letter of Intent (“LOI”) to purchase Max Systems, Inc. by our recently formed wholly owned subsidiary, ProMed, for $2,250,000 in cash and a convertible promissory note, to close on or before the 29th day of August 2008. Although the closing date has passed, management has been informed that no other offer exists at this time. Therefore, we believe that the terms as outlined in the LOI will be accepted at a future closing date, although there is no assurance that this acquisition will be completed. Max Systems, Inc. is a medical billing and transcription company that provides transcription and billing services to all areas of the healthcare industry, including single doctor practices, multi-doctor clinics, specialty practices and hospitals. Extensive hours of coverage coupled with highly trained, professional staff, Max Systems, Inc. assures that the medical billing and medical transcription needs are met. Physicians have historically controlled their billing in-house. The billing and account receivable departments typically require more than one employee, adding operating costs as billing requirements for the physician. Many physicians have come to outsource their billing and to process insurance claims efficiently, and to substantiate billed procedures in preparation of audits from Medicare, Medicaid or private Health Maintenance Organizations. ProMed and its Group Purchasing Organization (“GPO”)expects to pass on substantial savings to our Member Physicians.

On May 3, 2008, we signed a Letter of Intent to acquire Mediation Training Institute International (“MTII”) for $225,000 in cash, 30,000 shares of restricted Common Shares and a convertible promissory note in the amount of $225,000, convertible into shares of our Common Stock at a conversion price equal to 70% of the average trading price over the 90 days prior to such conversion, on or before January 31, 2009 (assuming that our Common Stock is approved for trading, of which there can be no assurance), plus infusing an additional $150,000 in growth capital, which was due to close on or before the 30th day of September 2008. Our management and MTII have verbally agreed to extend the closing date pending the completion of our registration statement and subsequent exercise of our Purchase Options. There are no assurances that a sufficient number of the Purchase Options will be exercised in order to allow us to complete this or any other acquisition. See “Risk Factors” and “Liquidity and Capital Resources.”

MTII has trained and certified professionals to become certified Work Place Mediators all over the country. Its founder, Daniel Dana, has written two books on mediation and mediation training that are often used by other organizations when training mediators. Mediation can be described as an assisted negotiation. The mediator is neutral and has no bias for or against any of the parties or their positions. He/she is the facilitator who assists the parties in reaching an agreement that is acceptable. The agreement is not imposed upon the parties; it is reached through the facilitated negotiation process typical of a mediation proceeding. Judges and arbitrators make decisions that are imposed on the parties. Mediators may be requested during the course of a mediation to provide their evaluation of the probable outcomes of a dispute were it to be litigated or arbitrated. If there is such an evaluation, it is done at the request of the parties but is not binding upon them unless they request and agree to it. The formal procedures found in court or in arbitration proceedings are not present in mediation proceedings. There are limited rules of evidence or set procedures for the presentation of facts or positions. Before mediation commences, the parties and the mediator agree upon the procedures that will be followed. It is the parties proceeding; they can fashion it in any way that makes sense to them and the mediator. This absence of formality provides for open discussion of the issues and allows the free interchange of ideas. Thus, it becomes easier to determine the interests of the parties and to fashion a solution that satisfies those interests.

On July 11, 2008, we signed a Letter of Intent to purchase AmeriMed Corporation (“AmeriMed”) for $250,000 in cash and 250,000 shares of our Common Stock, to close on or before the 31st day of October 2008. The parties have verbally agreed to extend closing pending completion of our registration statement and subsequent exercise of our Purchase Options. There are no assurances that a sufficient number of the Purchase Options will be exercised in order to allow us to complete this or any other acquisition. See “Risk Factors” and “Liquidity and Capital Resources.”

AmeriMed is a national wholesale medical supply company that has been in business over ten years. Medical supplies used in the everyday practice of medicine accounts for about six percent to ten percent of total practice revenue, depending on the specialty (National Society of Healthcare Consultants). The supply chain for medical products is manufacturer, distributor, and dealer, each with their own respective mark-up. Physician’s offices generally buy through local dealers. Local medical suppliers mark up their products above their costs from their distributor. Manufacturers or distributors generally do not sell directly to private practice physicians. This creates the opportunity to aggregate the private practice physician purchases into our Group Purchasing Organization.

On July 16, 2008, we began developing a Florida Supreme Court Approved Medical Mediation Training Program. If this program is approved, we will seek approval in all states that have such requirements. It is our plan to use MTII to facilitate our Medical Mediation Program. We believe this may be the first available Medical Mediation Certified Training Program. We seek to have Certified Medical Mediators available to assist civil courts in personal injury tort litigation. We believe many cases could be mediated and settled without lengthy court proceeding to the parties’ satisfaction.

Any additional growth may require additional cash infusions. We may face expenses or other circumstances such that we will have additional financing requirements. In such event, the amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements. The failure to secure any necessary outside funding would have an adverse affect on our development and results therefrom and a corresponding negative impact on shareholder liquidity.

We believe we will require an aggregate of $4 million over the next twelve (12) months, including approximately $3 million to consummate those acquisitions described in the “Business” section of this Report and at least $1 million in operating capital, unless we are able to generate profits from operation, of which there is no assurance. As such, we do not have sufficient funds on hand to meet our planned expenditures over the next 12 months. However, if the Purchase Options are exercised, we believe that we will have sufficient funds to implement our business plan described herein. If the Purchase Options are not exercised, or less than 228,572 of the Purchase Options are exercised, we will need to seek additional financing to meet our planned expenditures, or limit our acquisitions. Obtaining additional financing would be subject to a number of factors, including development of our business plan and interest in our Company. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Distribution of Products and Services—Market Segmentation

Our market breaks down in three different areas and with three revenue components:

(a)

Medical Review Support and Litigation Support Consultation, Case strategy, Expert Opinion and Testimony which further breaks down to two of our services, namely providing services to Personal Injury Plaintiffs and Defense of Liability Payors;

(b)	Medical Review Support to Healthcare Payors (Healthcare Insurance Companies, Hospitals, Nursing Homes, etc.); and

(c)	Statuary Review for state governments.

(a) Legal Consulting

With numerous law firms across the United States specializing in personal injury, we believe there is a significant market segment of the legal industry ideal for our business. When a personal injury case is brought to an attorney, that attorney must evaluate liability and causation. He or she must assess damages, place a value on the case, determine the case strategy and obtain expert medical reports. The attorney must also review and organize medical records, interrogatories and depositions, as well as any necessary medical research. Medical experts are used for legal support by both the plaintiff and the defense. When there is a group of attorneys acting on the behalf of the plaintiff, one will find a like group, acting in a similar manner on behalf of the defense. This means that we offer a valuable service necessary and applicable to both sides in a litigation case maximizing our market potential within the legal community. Casualty insurance companies provide coverage that pays the medical and hospital bills as well as whatever a court might award (up to the limits of the coverage) for someone injured in a situation that a court might regard as negligent in nature by their client. In these instances, the insurance company would have needs similar to defense attorneys.

An attorney for the plaintiff in many states must file an “affidavit of merit” attesting that the attorney has obtained a written opinion of a physician who finds the plaintiff’s claim to have merit. We seek to provide a subscriber with thousands of qualified medical experts to serve and expedite this process. Medical experts, in assessing damages and valuing cases, ensure that the attorneys from both sides approach negotiations with a true understanding of the case’s settlement value. Experienced experts know what influences insurance companies to settle and, through case evaluation, can help develop case strategy, presentations and materials designed to produce a quick settlement. After in-house survey with our medical experts, we believe medical physicians and expert will often charge from $300 to $700 per hour for case evaluations, to review all the records and render an opinion. Another informal survey of attorneys has indicated that they may have to interview as many as twenty-five experts before finding two or three willing to testify for their position. Complex cases often require several expert witnesses. We enable subscribers to avoid the typical hit or miss process of locating appropriate and credible medical experts to evaluate and ultimately testify for their case. These surveyed attorneys also desire greater efficiencies in this process to achieve their overall financial goals. We assist our subscribers to reduce the time and effort necessary in these types of cases, creating a far more cost-effective process. We also facilitate an advanced search methodology allowing attorneys to rapidly identify a number of potential medical experts from the Peer Review Board with wide ranging specialties, backgrounds and expertise. For a law firm specializing in personal injury, more efficient caseload management means increased profitability. For other law firms representing clients typically on the defense, a deeper reservoir of medical experts should reduce their liabilities and payouts.

(b) Medical Review

In another informal survey of providers, insurance companies, managed care organizations (such as HMOs and PPOs), hospitals, nursing homes and other health care providers have indicated that they are becoming increasingly dependent on objective third-party support for medical decision-making, peer evaluation, quality assurance, utilization review, case management, and quality oversight, as well as in litigation cases requiring case valuations and expert testimony. We assist insurers and health care companies in achieving their goal of assuring their members, patients and the public of delivering proper and necessary health care without quality compromise. This has become a critical foundation for continued business for all health care providers, but especially for HMOs and insurers as legislation supporting a Patients’ Bill of Rights is passed in various states, and soon to be enacted at the national level.

Peer Review Board Members are ideal for developing and monitoring quality assurance programs for a variety of health care entities. Standards for quality review for health plans and Medicare providers intensify every year, necessitating the assistance of independent, objective specialists external to the organization. We believe we are especially beneficial to managed care organizations, hospitals and nursing homes undergoing utilization review and case evaluations brought before the Peer Review Organization. The Peer Review Organization (PRO) program is administered by the Health Care Financing Administration (the branch of the federal government that administers Medicare and Medicaid) and is designed to monitor and improve utilization and quality of health care for Medicare beneficiaries. Their mission is to ensure the quality, effectiveness, efficiency, and economy of health care services provided. The PRO responds to quality of care complaints from consumers and appeals filed if an insurance company denies a service, or terminates, or refuses to pay for a service that the insured believes should be covered.

For example, when an HMO is being investigated for quality of care concerns or is defending a medical decision, the HMO can obtain documentation, develop supportive defense and locate appropriate medical expert witnesses, independent from the organization, to back up their cases. The appeal process allows insurance companies to demonstrate why a treatment may not be medically necessary or appropriate. We believe we can play an invaluable role by extending third party, objective corroboration. Another one of PRO’s many objectives is to improve the quality of healthcare services to ensure routine delivery of high-quality medical care. With this being a prominent objective, we can also be tapped by health care providers to assist in development of quality improvement programs.

Publicizing their achievements in quality improvements and their association with us, we believe health care providers gain enhanced credibility, public support and patient confidence, leading to improved sales and customer loyalty, so critical to long-term viability in the market place. We believe we offer a unique opportunity for hospitals, insurance companies and other health care providers to differentiate themselves in their respective markets while achieving greater cost efficiencies and positively impacting corporate goals.

The process by which independent physicians become members of our Peer Review Board consist of an invitation sent to select medical professionals by direct mail, e-mail or fax with information about the industry, advantages of participating in our panel of specialists and potential income opportunities. As they reply to the invitation by calling us, one of our coordinators explains further how the process works and acquires necessary information to initiate the intake process. The medical professional is then instructed to complete an application. Once his application has been reviewed and accepted, he or she is then asked to send their curriculum vitae to us by means of fax, e-mail or submission through our website. Once the curriculum is received, it is promptly input into our platform and then verified and confirmed by the medical professional who sent it by accessing his private space on our website. Once confirmed, the curriculum becomes available in our search system so subscribers can find it. The whole process is managed by our proprietary enterprise software, which determines the status of each applicant and controls the workflow, guiding actions to be taken by coordinators and the system. These actions include automated response and reminders by fax or e-mail, schedule of phone calls, among others.

Our Growth Strategy

Given the challenges facing physicians, successful practices must take proactive steps to combat negative trends and improve their overall financial performance. Our Member Benefits Programs will be designed to improve practice operations and processes can be streamlined to reduce costs and increase revenue.

There are two broad classifications of Members Benefits opportunities. They are Revenue and Expense Cycle Management. Our Revenue Cycle Management relates to all of the processes, sub-processes and enabling technologies associated with the initial contact through the collection of inbound revenue. Solutions may include new practice protocols, contract negotiations, net collections improvements and new revenue opportunities.

Our Expense Cycle Management Solutions will include forming a Group Purchasing Organization. This GPO will be supported by acquisition of related expense side suppliers. This approach will leverage a single physician member purchasing power by the combined volumes of all participating members.

This Member Benefit as a cost reduction strategy will focus on reducing the internal costs and maintain tighter control over supplies and related spending. In summary, we believe our national network of Member Physicians gives us substantial market position, negotiating and purchasing power. We expect that the Member Benefits, Revenue and Expense Cycle Management solutions previously discussed will continue to develop long-term financial relationships with physicians and their practices. However, there can be no assurances that we will obtain substantial market position, negotiating and purchasing power in the foreseeable future.

EMPLOYEES

As of the date of this Report we employ ten (10) people on a full-time basis, including 3 persons in management, 4 in operations and 3 in physician recruitment and member benefits. If we receive proceeds from the Purchase Options, or otherwise obtain other additional financing, we expect to hire up to 25 new employees over the next few years in the areas of sales and marketing, public relations, physician education, technology and customer support. We anticipate that we will hire several members to our sales, marketing, research and development, regulatory and administrative staff during the course of 2009. However, there are no assurances that we will obtain any additional funds in the future. See “Risk Factors.” We are in the process of recruiting additional employees of high skill, and our success will depend in part upon our ability to retain such employees and attract new qualified employees who are in great demand. None of our employees are members of a union. We consider our employee labor relations to be good.

GOVERNMENT REGULATIONS

Any entity can state that they are an independent review organization (“IRO”). However, registration or certification is required in order to be eligible for assignment of statutory or regulatory work from government agencies (i.e. state departments of insurance). Licensing is only required for companies who wish to work for the State Department of Insurance. There is no licensing requirements to do commercial (for attorneys or insurance companies) or private (individual consumers) payer work for medical review. We are registered or a certified IRO in the states in which we conduct business.

In the State of Texas, our subsidiary IRI has been registered by the Texas Department of Insurance since 1999 to the present for statutory work for review of medical necessity denials by private insurance carriers for the state (registration #05055). We may make applications to other states sometime at a later date.

There are no other existing government regulations, nor are we aware of any regulations being contemplated that would adversely affect our ability to operate. To date, governmental regulations have not materially restricted the use or development of our business. However, new laws may have an impact on our ability to market our services in accordance with our business plan. See “Risk Factors.”

COMPETITION

Many companies within the medical expert industry are larger, more established and better capitalized. We have marginal sales, net losses and limited funds for marketing. Our competitors fall into three different categories:

(a)	Directories of Experts. Directories are maintained by several organizations and service companies, e.g. West Law, Lexus Nexus, Seek, America Medical Association, and other online providers.

(b)	Referral Services. Almost any employment agency can handle search and recruitment of a part time medical consultant. There are numerous companies specializing in the medical placement field.

(c)

Sole Service Providers. These companies are similar to Peer Review’s IRI division, in that they maintain their own panel of providers or employees and they decide who to assign required work. A search in Dunn and Bradstreet will reveal about 350 different companies.

We believe our platform and business plan will offer a competitive advantage over these competitors in the future. Our plan is to meld together the advantages of the several types of competitors, and infusing it with a new collaborate technology. Like directories, we have a vast panel representing many medical specialties and geographic locations. But unlike Directories, we maintain vast amount of information about our physicians, with a searchable Data Archive of their complete curriculum vita. The disadvantage of Directory or Referral Services is that the client must expend a lot of effort to screen through physicians and contact the physician directly. Our customer relations process handles the communication and determines which of the chosen professionals are interested in the work assignment. Our methods allow the Client to search, review and chose a “short” list of qualified physicians and send a request for proposal to the list. Physicians can review case details and if interested, responds with a quote for services. To our knowledge and unlike all the competitors in the industry, we expect to offer an advantageous case management system where the client can identify case parties, documents, authorities to upload and/or view documents, and request documents from others.

TRADEMARKS/TRADENAMES/INTELLECTUAL PROPERTY

We have no patents pending but maintain strong intellectual property controls. All employees are subject to a Non-Disclosure and Intellectual Property and Ownership Agreement.

ITEM 1A.	RISK FACTORS

An investment in our Common Stock is a risky investment. In addition to the other information contained in this Report, prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock. We believe that we have included all material risks.

RISKS RELATING TO OUR OPERATIONS

We have a history of operating losses and have been unprofitable since inception.

We incurred a net loss of ($1,404,002) and ($1,323,120) during the years ending December 31, 2008 and December 31, 2007, respectively. We expect to incur substantial additional operating losses in the future. During the years ended December 31, 2008 and December 31, 2007, we generated revenues from product sales in the amounts of $64,965 and $114,386, respectively. We cannot assure you that we will continue to generate revenues from operations or achieve profitability in the near future or at all.

We have a working capital loss, which means that our current assets are not sufficient to satisfy our current liabilities.

We had a working capital deficit (the amount our current liabilities exceeded our current assets) of ($3,051,526) and ($2,448,204) at December 31, 2008 and 2007, respectively. Current assets are assets that are expected to be converted to cash or otherwise utilized within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets are not sufficient to satisfy all of our current liabilities on that date.

The report of our independent auditors contains an explanatory paragraph relating to our ability to continue as a going concern.

Our auditor, Ronald R. Chadwick, P.C., stated in notes to our audited financial statements for December 31, 2008 and December 31, 2007, that there is doubt about our ability to continue as a going concern. Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of the year ended December 31, 2008, we had an accumulated deficit of ($10,195,406). Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have financed our operations since inception primarily through equity financings and we will continue to depend on external financing to fund our operations over the next several years. No assurances can be given that the additional capital necessary to meet our working capital needs or to sustain or expand our operations will be available in sufficient amounts or at all. Continuing our operations over the next twelve months is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The case management, case utilization, expert opinion and testimony consulting business are presently a fragmented industry with many small organizations providing experts on a local or regional basis. However, it is possible that business entities with greater resources, including financial, administrative and operational, will enter this industry and compete with us in the future. If that occurs it may have a negative impact on our ability to compete with these new competitors, as well as a negative impact on our ability to become profitable. Our services are being offered through our interactive technology and data archive, with no history of successful operations.

Governmental regulation of our products and services could increase our costs and adversely affect sales.

As with all business entities including those specifically engaged in providing business-to-business services, as well as to the general public, we are subject to a wide range of ever-changing federal, state and local statutes, rules and regulations, including: securities laws, anti-trust laws, labor relations laws, federal and state labor (wage & hour) laws, the Americans With Disabilities Act, the Occupational & Safety Health Administration (“OSHA”) and other government regulatory mandates. Currently, we are not hindered by federal or state regulation and are only affected by the requirement of registration with a state to conduct medical reviews of insurance denials for the state in those states that require registration. However, governmental regulation could materially adversely affect our business, financial condition and results of operations. See “Business – Government Regulations.”

The loss of our founder and Chief Executive Officer will have a material adverse affect on our business and prospects.

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

Our CEO, Mr. Hale, is our only executive level officer and Chairman of our Board of Directors. He controls all matters requiring director approval and all officer level decisions. Mr. Hale currently controls beneficially 59.3% of our Common Stock, and effectively controls all matters requiring director and stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers. He also has the ability to block, by his ownership of our stock, an unsolicited tender offer. This concentration of ownership by Mr. Hale could have the effect of delaying, deterring or preventing a change in control of our Company that you might view favorably.

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

Our Articles of Incorporation and bylaws provide that our directors and officers will not be liable to us or to any shareholder and will be indemnified and held harmless for any consequences of any act or omission by the directors and officers unless the act or omission constitutes gross negligence or willful misconduct. If our directors or officers become exposed to liabilities and invoke these indemnification provisions, we could be exposed to additional un-reimbursable costs, including legal fees. Extended or protracted litigation could have a material adverse effect on our cash flow.

Because we do not currently have an audit or compensation committee, shareholders will have to rely on our officers and directors, who are not independent, to make decisions on their own compensation.

We do not have any audit or compensation committee. These functions are performed now by our Chairman. We currently have no members of our Board of Directors who are independent directors. Thus, there is a potential conflict in that Mr. Hale, our Chairman of the Board and our CEO, will decide on discussions concerning management compensation and audit issues that may affect management decisions. We do anticipate retaining independent directors in the near future. Once appointed or elected, we expect to create an audit, compensation and other committees.

Mr. Hale, our Chief Executive Officer and Chairman, also acts as our Chief Financial Officer. As a result, there may be significant risk to our Company from a corporate governance perspective.

Mr. Hale, our Chief Executive Officer and Chairman of the Board of Directors, makes decisions such as the approval of related party transactions, his and other compensation and the oversight of the accounting function. Accordingly, there currently is no segregation of executive duties and there may not be effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us. While we expect to retain additional executive management in the future, including a Chief Financial Officer, once we have sufficient funds to do so, until we do so the inherent controls that arise from the segregation of executive duties may not prevail. In addition, our Chief Executive Officer and Chairman will exercise full control over all matters that typically require the approval of a Board of Directors. The actions of our executive officers and directors are not subject to the review and approval of a Board of Directors and, as such, there may be significant risk to us from the corporate governance perspective. Our executive officers and Directors exercise control over all matters requiring shareholder approval including the election of directors and the approval of significant corporate transactions. We have not voluntarily implemented various corporate governance measures, in the absence of which shareholders may have more limited protections against the transactions implemented by our executive officers and Directors, conflicts of interest and similar matters. We have not adopted corporate governance measures such as an audit or other independent committees as we presently do not have independent directors. Shareholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

We have entered into non-binding Letters of Intent to purchase Max Systems, Inc., Mediation Training Institute, Inc., and AmeriMed Corporation. See “Business – Letters of Intent” above. The deadline for closing these acquisitions has passed. Although these closing dates have passed, our management has been informed by management of each entity to be acquired that no other offers are pending. While no assurances can be provided, we believe that these potential acquisitions will close if the Purchase Options are exercised. If we are unable to obtain capital from the exercise of the Purchase Options and/or other means, it is doubtful we will be able to make these acquisitions. Additionally, even if we are able to obtain the required capital some or all of these potential acquisitions may not be consummated because of other reasons such as discoveries during our due diligence.

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

The proposed terms of these acquisitions provide for the issuance of an aggregate of 280,000 shares of our restricted Common Stock. In addition, in order to obtain the funds we require to acquire these companies, we will be relying upon funds received from the exercise of our Purchase Options to pay for these and possibly other future acquisitions. If these Purchase Options are exercised, the holders will receive up to 323,940 shares of our Common Stock. As a result, the percentage of ownership of each of our then current shareholders will decrease.

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

We have filed a registration statement on Form S-1 with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, registering those shares underlying the Purchase Options that we issued in our recent private offering. In addition, we intend to have an NASD licensed market maker file an application to have our Common Stock listed for trading on the OTC Electronic Bulletin Board operated by FINRA, or another national exchange if we can qualify for listing requirements. The process of obtaining a listing for our Common Stock on the OTCBB involves a market maker submitting an application with FINRA. FINRA then reviews the application and issues comments, or questions, concerning our Company and the class of stock (Common Stock) for which a listing has been requested. The process of listing our Common Stock for trading on a national exchange is similar. There is no assurance that our application for listing on the OTCBB or a national exchange will be approved, or if so approved that a market will develop in the future or, if developed, that it will continue. In the absence of a public trading market, an investor may be unable to liquidate his investment in our Company.

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

If the Purchase Options are exercised, we will issue 323,940 additional shares of our Common Stock which would reduce investor percentage of ownership and may dilute our share value. We do not need shareholder approval to issue additional shares.

Our Certificate of Incorporation authorizes the issuance of 45,000,000 shares of Common Stock, par value $.001 per share. The issuance of all or part of the 323,940 shares of Common Stock underlying our Purchase Options may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our Common Stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At the present time, we do not own any real estate. Currently we rent approximately 8,000 sq. ft. of prime office space in Boca Raton, Florida, from 5th Avenue Real Estate Development, Inc., a corporation controlled by our CEO. The lease expires in 2011, is non-cancelable, and carries no additional renewal option. The required monthly payment is $14,000 plus costs of approximately $5,158 per month. Rent expense incurred under the lease for the fiscal years ending December 31, 2007 and December 31, 2008, was $238,000 and $239,839, respectively. Subsequent to December 31, 2007, future minimum payments under the lease are approximately $930,000 including $238,296 per year from 2008 through 2010, and $218,438 in 2011. We believe that the general physical condition of our executive offices is adequate to satisfy our current needs. It is not our policy to acquire properties for capital gain or rental income. We believe that the annual rental cost of $168,000 is comparable for similar space in the area, and has been arrived at in an arms-length process of comparing cost per square foot of comparable office space in the geographical area. As such, the Board of Directors has found renting office space from an entity owned by our CEO not to be a conflict of interest. See “Certain Relationships and Related Transactions, and Director Independence.”

We also lease space for IRI’s offsite storage at Stor-A-Way, 550 S H35 Round Rock, TX 78681. IRI pays $69.00 per month, on a month to month lease.

ITEM 3.           LEGAL PROCEEDINGS  In July 2006, we entered into a Consent Order with the State of Georgia, which, acting on a complaint by a shareholder, asserted that Merge Media/Ebiznet, Inc., a non-operating affiliate of our Company, and we offered and sold securities in Georgia in violation of the securities laws of that State. One accredited investor purchased shares of Merge Media in 2000. The shareholder did not purchase our securities but received shares as part of the distribution of Merge Media’s shares to its shareholders. Due to our failure to timely respond to the State of Georgia, the Georgia Secretary of State obtained a default judgment. In order to settle the matter without incurring further costs and expenses, we negotiated a Consent Agreement and Order with the Georgia Secretary of State. Without our admitting or denying the allegations, we offered a full rescission to the shareholder of her original $15,000 investment, which she accepted and payment in full was made to her. We also made payment of the fine imposed to cover the State of Georgia’s costs. The State of Georgia agreed to vacate the Judgment against us.

In October 2005, we commenced legal action in the District Court of the 62nd Judicial District, Hopkins County, Texas against a former officer of our subsidiary, Independent Review, Inc., alleging, among other things, that the former officer had breached his fiduciary duties owed to us and was attempting to operate IRI without proper authority. In September 2006, the District Court of the 345th Judicial District, Travis County, Texas, where the case had been moved, ruled that we did own 100% of IRI.

A law firm which represented us temporarily during the aforesaid legal proceedings did, in March 2006, assert that we owed the firm approximately $31,500 in legal fees. We responded to this demand by denying the allegation, alleging that the fees submitted for payment were unearned. We have not been served with a complaint, or otherwise heard further since providing our response.

To our knowledge, there are no other legal proceedings by or against us, either pending or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

As of the date of this Report there is no market for our Common Stock. We intend to take certain steps to cause a licensed market maker to file an application with FINRA to list our Common Stock for trading on the OTCBB, or another national exchange. There can be no assurances that our Common Stock will be approved for listing on the OTCBB, or any other existing US trading market. See “Risk Factors.”

HOLDERS

As of the date of this Report we had 756 holders of record for our Common Shares, and 201 holders of Purchase Options. We also have 1,000,000 shares of Series II Convertible Preferred Shares issued and outstanding, each convertible into one share of our Common Stock one year after a market develops in our Common Stock.

DIVIDENDS

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with our financial statements and the related notes to those statements included in “Financial Statements” and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Report. The selected financial data has been derived from our audited financial statements.

Statement of Operations:

	Year Ended December 31,
	2007		2008

Revenues	$114,386		$64,965

Total operating expenses	$1,410,152		$1,399,021
Loss from operations	$(1,360,660)		$(1,362,778)
Other income (expense)	$37,540		$(41,224)
Provision for income tax	$–	$
Net income (loss)	$(1,323,120)		$1,404,002)

Net income (loss) per share – basic and fully diluted	$(0.16)		$(0.17)
Weighted common shares outstanding	8,075,845		8,217,001

Balance Sheet:

	Year Ended December 31, 2007	Year Ended December 31, 2008

Cash	$198,256	$53,995
Current assets	$201,888	$59,087
Total assets	$224,266	$70,953
Current liabilities	$2,650,092	$3,110,613
Total liabilities	$2,650,092	$3,285,684
Total stockholders’ equity	$(2,425,826)	$(3,214,731)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and “Business” and elsewhere in this Report. See “Risk Factors.”

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

Our executive offices are located at 1450 S. Dixie Highway, Suite 201, Boca Raton, FL 33432. Our web site address is http://www.peerreviewboard.com. Information contained on our web site is not a part of this Report. Investors should rely only upon the information contained herein.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2008 and 2007

Sales were $64,965 for the fiscal year ended December 31, 2008, as compared to sales of $114,386 for the fiscal year ended December 31, 2007, a decrease of $49,421 (43.2%). These revenues were generated by our subsidiary, IRI, which handles medical denied insurance cases for the Texas Department of Insurance. Our decrease in revenues during our fiscal year ended December 31, 2008 was attributable to the increased number of independent medical review providers in the State of Texas. Management intends to deal with this development in two ways. The business in Texas is independent medical review, and we intend to use the same network of physicians to provide other types of services, including case management, expert witness, peer review and quality review. These additional types of service are expected to access demand that we currently are not accessing, and allow us to use our network of physicians to create additional revenue. We also plan to expand geographically, so as not to be limited to the opportunity in the Texas market.  Selling regionally and nationally is expected to allow us to generate increased revenue. There can be no assurances that we will be able to expand, or that such expansion will result in increased revenues.

Cost of sales was $28,722 for the fiscal year ended December 31, 2008, as compared to cost of sales of $64,894 for the comparable period in 2007, a decrease of $36,172 (55.7%). Cost of sales decreased due to a decrease in revenues and increased efficiency in the providing of service.

For the fiscal year ended December 31, 2008, we incurred operating expenses of $1,399,021, which included selling, general and administrative expenses of $1,388,509, compared to operating expense of $1,410,152 during the fiscal year ended December 31, 2007, which included selling, general and administrative expenses of $1,398,714 for the same period last year, or a 0.7% decrease in selling, general and administrative expense, principally because of reduced business activity. Selling, general and administrative expenses during the fiscal year ended December 31, 2008, consisted of $153,570 in physician recruitment, $119,700 in administrative expense, $87,300 in operational expense, $182,108 in IT maintenance, $239,839 in rent, $200,000 in officers and directors compensation, $99,173 in consulting fees, $15,459 in telephone, $54,842 in legal and & professional fees, $8,768 in utilities and maintenance, $28,920 in office supplies, $4,667 in licenses/permits, $11,399 in promotion and advertising, and $102,004 in miscellaneous fees. Depreciation and amortization expense decreased to $10,512 during the fiscal year ended December 31, 2008, compared with that of $11,438 for the same period in 2007. The decrease in depreciation and amortization expense was primarily due to the change in the percentage of depreciated assets in 2008.

As a result, we incurred a loss of ($1,406,405) during fiscal year ended December 31, 2008, or ($0.17) per share, compared with a loss of ($1,320,686) during the fiscal year ended December 31, 2007, or ($0.16) per share.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, we had $53,995 in cash and $82 in marketable securities, compared to $198,256 in cash and $3,632 in marketable securities for the fiscal year ended December 31, 2007. Working capital at December 31, 2008 decreased from December 31, 2007 primarily as a result of operating losses. At December 31, 2008, we had total assets of $70,953 and total liabilities of $3,285,684.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2007 and 2008. Management’s plan for our continued existence includes selling additional stock through private placements to pay overhead expenses. Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue as a going concern.

Since December 2006 we have successfully closed three (3) separate private offerings of Units, each Unit consisting of one share of our Common Stock and one Purchase Option exercisable to purchase one share of our Common Stock at a price of $5.00 per Unit. In December 2006 we closed our initial private offering of Units wherein we sold 113,290 Units to 114 “accredited” investors, as that term is defined under the Securities Act of 1933, as amended (the “33 Act” or the “Securities Act”), and received gross proceeds of approximately $566,450 therefrom. In December 2007 we closed a private offering of Units, selling 71,453 Units to 49 “accredited” investors, as that term is defined under the Securities Act for gross proceeds of $357,265. In June 2008 we closed a private offering of Units wherein we sold 89,197 Units to 33 “accredited” investors for gross proceeds of $445,985. In May 2008 we also issued 50,000 Units in consideration for services valued at $250,000 in favor of 5 persons. We relied upon the exemptions from registration provided by Section 4(2) and Regulation D promulgated under the 33 Act to issue these Units.

Also in December 2007 we issued 6,676 shares of Common Stock in exchange for cash in the amount of $33,380 to 8 accredited investors at a price of $5.00 per share. In December 2007, we also issued 3,957 shares of Common Stock as compensation for services.

The net cash used in operating activities for the year ended December 31, 2008, was $808,555. The net cash provided from financing activities for the year ended December 31, 2008, was $661,946. We had $59,087 in cash and cash equivalents as of December 31, 2008, compared to $201,888 in cash and cash equivalents as of December 31, 2007. This decrease was primarily due to the payment of additional expenditures to enhance and expand our panel of medical experts, technology platform, and overall business operations. We had $5,010 in account receivables as of December 31, 2008, as compared to $0 at December 31, 2007.

At December 31, 2008, we had a note payable to a bank of $8,271. The note bears interest at 8.5% per annum with possible periodic adjustments, is secured by various Company assets, requires monthly principal and interest payments ranging from $1,250 down to $750 over the life of the loan, and is due in November 2009. The note is also due on demand at the lender’s discretion. Interest expense under the note for year ended December 31, 2008, was $1,027. Accrued interest related to the note payable was $33 at December 31, 2008.

Willis Hale, our Chairman, CEO, President and principal shareholder, is owed various sums as of the date of this Report. The amounts are accrued yearly pursuant to Mr. Hale’s employment agreement with us. As of December 31, 2008, the balance due was $2,954,558. No interest has been accrued to this balance.

Dave Larry, our Director and minority shareholder, is owed $192,546 pursuant to a loan agreement. This loan has monthly payments of $3,125, is unsecured, accrues interest at the rate of 9.75% per annum and has a 3 year term, with a balloon payment of all unpaid principal and interest due on expiration in December 2011.

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

We believe we will require an aggregate of $4 million over the next twelve (12) months, including approximately $3 million to consummate those acquisitions described in the “Business” section of this Report and at least $1 million in operating capital, unless we are able to generate profits from operation, of which there is no assurance. As such, we do not have sufficient funds on hand to meet our planned expenditures over the next 12 months. However, if the Purchase Options are exercised, we believe that we will have sufficient funds to implement our business plan described herein. If the Purchase Options are not exercised, or less than 228,572 of the Purchase Options are exercised, we will need to seek additional financing to meet our planned expenditures, or limit our acquisitions. Obtaining additional financing would be subject to a number of factors, including development of our business plan and interest in our Company. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Leases – We follow the guidance in SFAS No. 13 “Accounting for Leases,” as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

Stock-based compensation – Effective January 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment.” SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the employee service period (usually the vesting period). That cost is measured based on the fair value of the equity or liability instruments issued using the Black-Scholes option pricing model.

Recent accounting pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for our consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. The recognition and disclosure requirements of SFAS No. 158 are effective for our year ended December 31, 2006. The measurement requirements are effective for fiscal years ending December 31, 2008. We do not believe the adoption of SFAS 158 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). Under the provisions of SFAS No. 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt the provisions of SFAS No. 159 effective January 1, 2008. We are currently assessing the impact of the adoption of SFAS No. 159.

In December 2007, the FASB issued a revised standard, SFAS 141R, “Business Combinations” on accounting for business combinations. The major changes to accounting for business combinations are summarized as follows:

•	SFAS 141R requires that most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination be recorded at “full fair value”

•	Most acquisition-related costs would be recognized as expenses as incurred.

•	Obligations for contingent consideration would be measured and recognized at fair value at the acquisition date.

•

Liabilities associated with restructuring or exit activities are recognized only if they meet the recognition criteria in SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as of the acquisition date.

•	An acquisition date gain is reflected for a “bargain purchase.”

•	For step acquisitions, the acquirer re-measures its noncontrolling equity investment in the acquiree at fair value as of the date control is obtained and recognizes any gain or loss in income.

•	A number of other significant changes from the previous standard including related to taxes and contingencies.

The statement is effective for business combinations occurring in the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R is not expected to have a material impact on our consolidated financial statements or results of operations.

In December 2007, the FASB issued a revised standard SFAS 160, “Non-controlling Interests in Consolidated Financial Statements,” on accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements. This statement specifies that non-controlling interests are to be treated as a separate component of equity, not as a liability or other item outside of equity. Because non-controlling interests are an element of equity, increases and decreases in the parent’s ownership interest that leave control intact are accounted for as capital transactions rather than as a step acquisition or dilution gains or losses. The carrying amount of the non-controlling interests is adjusted to reflect the change in ownership interests, and any difference between the amount by which the non-controlling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the controlling interest. This standard requires net income and comprehensive income to be displayed for both the controlling and the non-controlling interests. Additional required disclosures and reconciliations include a separate schedule that shows the effects of any transactions with the non-controlling interests on the equity attributable to the controlling interest. The statement is effective for periods beginning on or after December 15, 2008. SFAS 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The adoption of SFAS No. 160 is not expected to have a material impact on our consolidated financial statements or results of operations.

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PEER REVIEW MEDIATION AND ARBITRATION, INC.

Consolidated Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets	F-2
Consolidated statements of income and comprehensive income	F-3
Consolidated statements of stockholders’ equity	F-4
Consolidated statements of cash flow	F-5-F-6
Notes to consolidated financial statements	F-7 to F-13

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Peer Review Mediation And Arbitration, Inc.

Boca Raton, Florida

I have audited the accompanying consolidated balance sheets of Peer Review Mediation And Arbitration, Inc. as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peer Review Mediation And Arbitration, Inc. as of December 31, 2007 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	s/Ronald R. Chadwick, P.C.
March 16, 2009	RONALD R. CHADWICK, P.C.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2008

	ASSETS
Current assets
Cash	$198,256	$53,995
Accounts receivable	—	5,010
Marketable securities	3,632	82
Total current assets	201,888	59,087

Fixed assets	65,621	65,621
Less accumulated depreciation	(43,743)	(54,255)
Other assets	500	500
	22,378	11,866

Total Assets	$224,266	$70,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued payables	$74,259	$130,309
Related party payables	1,629,115	1,976,761
Notes payable related party — current portion		17,475
Notes payable	20,277	8,271
Related party loans	926,441	977,797
Total current liabilities	2,650,092	3,110,613

Notes payable – related party	-	175,071

Total Liabilities	2,650,092	3,285,684

Stockholders’ Equity
Preferred stock, Series II, $.001 par value; 1,000,000 shares authorized; convertible; 1,000,000 issued and outstanding	1,000	1,000
Common stock, $.001 par value;45,000,000 shares authorized;8,118,126 (2007),and 8,264,126 (2008)shares issued and outstanding	8,118	8,264
Additional paid in capital	6,367,728	6,985,082
Accumulated deficit	(8,791,404)	(10,195,406)
Accumulated other comprehensive income (loss)	(11,268)	(13,671)
Total Stockholders’ Equity	(2,425,826)	(3,214,731)

Total Liabilities and Stockholders’ Equity	$224,266	$70,953

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31, 2007	Year Ended December. 31, 2008

Revenue	$114,386	64,965
Cost of sales	64,894	28,722
	49,492	36,243

Expenses:
Depreciation	11,438	10,512
Selling, general and administrative	1,398,714	1,388,509
	1,410,152	1,399,021

Loss from operations	(1,360,660)	(1,362,778)

Other income (expense)
Interest Income		25
Interest (expense)	(2,193)	(42,450)
Realized gain (loss) on securities	39,733	1,201
	37,540	(41,224)

Income (loss) before provision for income taxes	(1,323,120)	(1,404,002)

Provision for income tax	—

Net income (loss)	$(1,323,120)	(1,404,002)

Other comprehensive income (loss) - net of tax
Unrealized gain (loss) on securities	2,434	(2,403)

Comprehensive income (loss)	$(1,320,686)	(1,406,405)

Net income (loss) per share (Basic and fully diluted)	$(0.16)	(0.17)

Weighted average number of common shares outstanding	8,075,845	8,217,001

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock – Series I		Preferred Stock – Series II
	Shares	Amount $.001 par	Shares	Amount $.001 par	Shares	Amount	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Stock- Holders’ Equity

Balances at December 31, 2006	8,036,040	$8,036	-	$ -	1,000,000	$1,000	$5,961,794	$(7,468,284)	$(13,702)	$(1,511,156)
Sales of common stock	78,136	78	-	-	-	-	390,565	-	-	390,643
Compensatory stock issuances	3,950	4	-	-	-	-	11,796	-	-	11,800
Sales of common stock options	-	-	-	-	-	-	3,573	-	-	3,573
Unrealized gain (loss) on securities	-	-	-	-	-	-	-	-	2,434	2,434
Income (loss) for the period	-	-	-	-	-	-	-	(1,323,120)	-	(1,323,120)

Balances at December 31, 2007	8,118,126	$8,118	-	$ -	1,000,000	$1,000	$6,367,728	$(8,791,404)	$(11,268)	$(2,425,826)
Sales of common stock – cash	96,000	96	-	-	-	-	425,104	-	-	425,200
Sales of common stock- cash ($50) and services ($184,950)	50,000	50	-	-	-	-	184,950	-	-	185,000
Sales of common stock options-cash	-	-	-	-	-	-	4,800	-	-	4,800
Sales of common stock options-services	-	-	-	-	-	-	2,500	-	-	2,500
Unrealized gain (loss) on securities	-	-	-	-	-	-	-	-	(2,403)	(2,403)
Income (loss) for the period	-	-	-	-	-	-	-	(1,404,002)	-	(1,404,002)

Balances at December 31, 2008	8,264,126	$8,264	-	$ -	1,000,000	$1,000	$6,985,082	$(10,195,406)	$(13,671)	$(3,214,731)

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2008

Cash Flows From Operating Activities:
Net income (loss)	$(1,323,120)	(1,404,002)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	11,438	10,512
Accounts receivable	3,697	(5,010)
Other assets	(500)
Accrued payables	21,976	56,050
Related party payables	187,473	347,646
Compensatory equity issuances	11,800	187,450
Realized (gain) loss on sale of securities	(39,733)	(1,201)
Net cash provided by (used for) operating activities	(1,126,969)	(808,555)

Cash Flows From Investing Activities:
Fixed assets	(7,871)	—
Sales of marketable securities	154,998	2,348
Net cash provided by (used for) investing activities	147,127	2,348

(Continued on Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended December 31, 2007	Year Ended December 31, 2008

Cash Flows From Financing Activities:
Notes payable – payments	(1,841)	(27,593)
Related party loans	497,155	259,489
Sales of common stock	390,643	425,250
Sales of options	3,573	4,800
Net cash provided by (used for) financing activities	889,530	661,946

Net Increase (Decrease) in Cash	(90,312)	(144,261)
Cash At The Beginning Of The Period	288,568	198,256
Cash at the End of the Period	$198,256	$53,995

Schedule of Non-Cash Investing and Financing Activities

In 2008 the Company sold 50,000 common shares for $50 in cash and $184,950 in services, and 50,000 common stock options for $2,500 in services.

Supplemental Disclosure

Cash paid for interest	$1,910	$19,959
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2008

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

At December 31, 2007 and 2008 the Company had net operating loss carryforwards of approximately $8,800,000 and $10,200,000 which begin to expire in 2021. The deferred tax asset of approximately $3,400,000 and $4,000,000 in 2007 and 2008 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2007 and 2008 was $513,485 and $547,561.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2008

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

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. At December 31, 2007 and 2008 the Company had an office equipment balance of $65,621 with corresponding accumulated depreciation of $43,743, and $54,255. Depreciation expense for 2007 and 2008 was $11,438, and $10,512.

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

Products and services, geographic areas and major customers

The Company derives revenue from fees paid by users and subscribers for access to and use of the Company's database of consulting professionals, and for quality review of

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2008

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

insurance cases, although it does not separate these activities into operating segments. The Company's sales are external and domestic.

Marketable Securities

The Company's marketable securities are classified as available-for-sale, are presented in the balance sheets at fair market value, and consist entirely of equity securities. Gains and losses are determined using the specific identification method. The change in unrealized gains and losses in 2007 and 2008 was $2,434, and $(2,403).

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

NOTE 2. RELATED PARTY TRANSACTIONS

As of December 31, 2007 and 2008 the Company owed related parties $1,629,115 and $1,976,761 for operating payables. The Company also owed related parties at each date $926,441 and $977,797 for working capital loans.

During the year ended December 31, 2008 the Company issued 10,000 common shares and 10,000 warrants to a related party for $50 in cash and $37,450 in services.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2008

NOTE 3. LEASE COMMITMENTS

The Company rents space under an office lease from a corporation controlled by an officer. The lease expires in 2011, is noncancellable, and carries no additional renewal option. The required monthly payment is $14,000 plus costs of approximately $5,158 per month. Rent expense incurred under the lease in 2007 and 2008 was approximately $238,000 each year. Subsequent to December 31, 2008 future minimum payments under the lease are approximately $700,000 including $238,296 per year from 2009 through 2010, and $218,438 in 2011. The Company also carries various equipment leases which run through November 2010, requiring monthly payments of $757 per month plus costs. The equipment leases are classified as operating leases. Rent expense incurred under the leases in 2007 and 2008 was approximately $11,000 each year. Subsequent to December 31, 2008 future minimum payments under the equipment leases are approximately $16,500 including $9,084 in 2009 and $7,445 in 2010.

NOTE 4. NOTES PAYABLE

At December 31, 2007 and 2008 the Company had a note payable to a bank of $20,277 and $8,271. The note bears interest at variable periodic rates, is secured by various Company assets, requires monthly principal and interest payments ranging from $1,250 down to $750 over the life of the loan, and is due in November 2009. The note is also due on demand at the lender's discretion. Interest expense under the note for the years ended December 31, 2007 and 2008 was $2,193 and $1,027 respectively. Accrued interest related to the note payable was $173 and $33 at December 31, 2007 and 2008.

At December 31, 2008 the Company had a note payable to a related party of $192,546. The note bears interest at approximately 10%, is unsecured, requires monthly principal and interest payments of $3,125, and is due in December 2011 with a balloon payment of approximately $155,000. Interest expense under the note for the year ended December 31, 2008 was $22,190. Accrued interest related to the note payable was $3,398 at December 31, 2008. Future required principal payments under the note by year are: 2009 $17,475 and 2010 $175,071.

NOTE 5. STOCKHOLDERS’ EQUITY

Common stock

The Company as of December 31, 2007 and 2008 had 45,000,000 shares of authorized common stock, $.001 par value, with 8,118,126 and 8,264,126 shares issued and outstanding.

Preferred stock

The Company as of December 31, 2007 and 2008 had 5,000,000 shares of authorized preferred stock, out of which 1,000,000 shares have been designated as Series I convertible preferred stock ("Series I"). The Series I has a par value $.001, is convertible into nine shares of the Company's common stock with no further

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2008

NOTE 5. STOCKHOLDERS’ EQUITY (Continued):

consideration, and is issuable upon terms and conditions as may be designated by the Board of Directors at or prior to issuance. No Series I shares were outstanding as of December 31, 2007 and 2008. A further 1,000,000 shares have been designated as Series II convertible preferred stock ("Series II"). The Series II has a par value $.001, and is convertible into one share of the Company's common stock one year after the first public market trading date of PRMA's common stock with no further consideration. 1,000,000 Series II shares were outstanding as of December 31, 2007 and 2008. In addition, the Company has designated 1,000,000 shares as Series III convertible preferred stock ("Series III"). The Series III has a par value of $.001, and is convertible into one share of the Company's common stock at any time with no further consideration, and automatically converts to common stock on the third anniversary of the issue date. No Series III shares were outstanding as of December 31, 2007 and 2008.

Stock options

At December 31, 2007 and 2008 the Company had stock options outstanding as described below.

Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123(r), whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

During the year ended December 31, 2007 the Company issued 71,453 common stock purchase options for $3,573 in cash, allowing the holder to purchase one share of common stock per option, exercisable within 90 days of an effective registration statement at the initial public offering price. No options were exercised or expired, while 3,300 were canceled, leaving a December 31, 2007 balance of 184,743 non-employee stock options outstanding. During the year ended December 31, 2008 the Company issued 146,000 common stock purchase options for $4,800 in cash and $2,500 in services, allowing the holder to purchase one share of common stock per option, exercisable within 90 days of an effective registration statement at the initial public offering price. No options were exercised or expired, and 6,803 options were canceled, leaving a December 31, 2008 balance of 323,940 non-employee stock options outstanding.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2008

NOTE 5. STOCKHOLDERS’ EQUITY (Continued):

Employee stock options

The Company accounts for employee stock options under SFAS 123(r). Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding in 2007 and 2008.

Stock option plan

As part of an overall Company compensation program, the Company in May 2001 adopted a stock option plan called "The Peer Review Mediation And Arbitration, Inc. 2001 Stock Option Plan (“the Plan"). The Plan provides a means whereby directors and officers, employees, consultants, contractors and others may be granted incentive stock options and/or nonqualified stock options to purchase shares of the Company's common stock, in order to attract and retain the services of such persons. The number of shares subject to option under this Plan cannot exceed 1,500,000. The conditions of each option grant, including exercise price and length of term, shall be set by the Plan administrator. In no event shall the term of any incentive stock option under the Plan exceed ten years, or five years if granted to an optionee owning 10% or more of the stock of the Company. As of December 31, 2007 and 2008 no options had been granted under the Plan.

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

December 31, 2007 and 2008

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls over financial reporting during the fiscal year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out during the period December 27-29, 2008, management believes that, as of December 31, 2008, our internal control over financial reporting was effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive and director compensation is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of each person known by us to own beneficially more than 5% of the outstanding shares of our Common Stock, of each of our directors and all officers and directors as a group and of our equity compensation plans is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange commission within 120 days after the end of our fiscal year.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions and director independence is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information concerning principal accountant fees and services is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the report where the exhibit was filed.

Exhibit Number	Description

3.1	Articles of Incorporation(1)
3.1.1	Amendment to Articles of Incorporation(1)
3.2	Restated By-Laws adopted April 2006(1)
3.3	Specimen stock Certificate(1)
10.1	Agreement for Exchange of Shares Between Registration and Independent Review, Inc. dated February 11, 2005(1)
10.2	Employment Agreement Between the Registrant and Willis Hale dated January 1, 2007(2)
10.3	Form of Priority Stock Option Agreement(3)
10.4	Form of Subscriber/Member Agreement(4)
10.5	Form of Advisory Board Member Agreement(5)
10.6	Commercial Lease dated December 1, 2001 Between the Registrant and 5th Avenue Real Estate Development, Inc. and Renewals Thereof(6)
10.7	Form of Lock Up Agreement (included in Registrant’s Subscription Agreement & Investment Letter)(10)
21.1	List of Subsidiaries(10)
99	Privacy Policy of Registrant(7)
99.1	Letter of Intent between the Registrant and Dana Mediation Institute, Inc. dated May 2 2008 to acquire Mediation Training Institute International(8)
99.2	Letter of Intent between the Registrant and AmeriMed Corporation dated July 11, 2008 to acquire AmeriMed Corporation by ProMed Alliance, Inc., subsidiary of the Registrant(8)
99.3	Letter of Intent between the Registrant and Max Systems, Inc. dated April 24, 2008 to acquire Max Systems, Inc.(8)
99.4	Consent Order Issued August 14, 2006 by the Georgia Commissioner of Securities in Case Number ENSCF-00033(9)

____________________

(1)	Incorporated by reference to Form 10-SB Registration Statement filed July 2, 2007.
(2)	Incorporated by reference to amendment to Form 10-SB Registration Statement filed October 11, 2007 filed as Exhibit 10.1 therein.
(3)	Incorporated by reference to amendment to Form 10-SB Registration Statement filed October 11, 2007, filed as Exhibit 10.4 therein.
(4)	Incorporated by reference to amendment to Form 10-SB Registration Statement filed October 11, 2007, filed as Exhibit 10.8 therein.

(5)	Incorporated by reference to amendment to Form 10-SB Registration Statement filed October 11, 2007, filed as Exhibit 10.9 therein.

(6)	Incorporated by reference to amendment to Form 10-SB Registration Statement filed October 11, 2007, filed as Exhibit 10.10 therein.
(7)	Incorporated by reference to amendment to Form 10-SB Registration Statement filed October 11, 2007.
(8)	Incorporated by reference to Form 10-Q for Quarter Ended June 30, 2008 filed August 12, 2008, filed as Exhibits 99.1, 99.2 and 99.4, respectively, therein.
(9)	Incorporated by reference to Form 10-SB Registration Statement filed July 2, 2007, filed as Exhibit 10.5 therein.
(10)	Incorporated by reference to Form S-1 Registration Statement filed October 31, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

Date: March 30, 2009	PEER REVIEW MEDIATION AND ARBITRATION, INC.

By: /s Willis Hale________________________________________
Willis Hale, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

s/Willis Hale_____________________________________	Chief Executive Officer, President, Chief Financial Officer and Director	March 30, 2009
Willis Hale

s/David Larry____________________________________	Secretary and Director	March 30, 2009
David Larry