Form 10-Q
period 2009-03-31
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2009-05-15
CIK 1311627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes __X__	No ____.

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

As of May 14, 2009, there were 8,364,587 shares of Peer Review Mediation and Arbitration, Inc. Common Stock, $0.001 par value per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended March 31, 2009

PEER REVIEW MEDIATION AND ARBITRATION, INC.

Consolidated Financial Statements

(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Consolidated balance sheet	F-1
Consolidated statements of operation	F-2
Consolidated statements of cash flows	F-3
Notes to consolidated financial statements	F-5

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED BALANCE SHEETS

		March 31,
	Dec. 31,	2009
	2008	(Unaudited)

ASSETS
Current assets
Cash	$53,995	$30,460
Accounts receivable	5010	4,550
Marketable securities	82	82
Total current assets	59,087	35,092

Fixed assets	65,621	65,621
Less accumulated depreciation	(54,255)	(56,866)
Other assets	500	500
	11,866	9,255

Total Assets	$70,953	$44,347

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued payables	$130,309	$143,802
Related party payables	1,976,761	2,076,285
Notes payable related party - current portion	17,475	8,866
Notes payable	8,271	6,165
Related party loans	977,797	1,168,960
Total current liabilities	3,110,613	3,404,078

Notes payable – related party	175,071	175,071

Total Liabilities	3,285,684	3,579,149

Stockholders’ Equity
Preferred stock, Series II, $.001 par value; 1.000,000 shares Authorized; convertible; 1,000,000 issued and outstanding	1,000	1,000
Common stock, $.001 par value; 45,000,000 shares authorized 8,264,126 shares issued and outstanding	8,264	8,264
Additional paid in capital	6,985,082	6,985,082
Accumulated deficit	(10,195,406)	(10,515,477)
Accumulated other comprehensive income (loss)	(13,671)	(13,671)
Total Stockholders’ Equity	(3,214,731)	(3,534,802)

Total Liabilities and Stockholders’ Equity	$70,953	$44,347

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2008	Mar. 30, 2009

Revenue	$17,485	$12,160
Cost of sales	6,035	4,152
	11,450	8,008

Expenses:
Depreciation	2,639	2,611
Selling, general and administrative	326,118	302,376
	328,757	304,987

Loss from operations	(317,307)	(296,979)

Other income (expense)
Interest income		134
Interest (expense)	(494)	(23,226)
	(494)	(23,092)

Income (loss) before provision
for income taxes	(317,801)	(320,071)

Provision for income tax	-	-

Net income (loss)	$(317,801)	$(320,071)

Other comprehensive income (loss) net of tax
Unrealized gain (loss) on securities	(1,655)

Comprehensive income (loss)	$(319,456)	$(320,071)

Net income (loss) per share
(Basic and fully diluted)	$(0.04)	$(0.04)

Weighted average number of common shares outstanding	8,133,376	8,264,126

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2009

Cash Flows From Operating Activities:
Net income (loss)	$(317,801)	$(320,071)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	2,638	2,611
Accounts receivable	(4,780)	460
Accrued payables	(13,643)	13,493
Related party payables	10,000	99,524

Net cash provided by (used for) operating activities	$(323,586)	$(203,983)

Cash Flows From Investing Activities:	$-	$-

Net cash provided by (used for) investing activities	$-	$-

(Continued on Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2009

Cash Flows From Financing Activities:
Notes payable – payments	(3,375)	(10,715)
Related party loans – borrowings		223,000
Related party loans – payments	(5,000)	(31,837)
Sales of common stock	150,975
Sales of options	1,525

Net cash provided by (used for) financing activities	144,125	180,448

Net Increase (Decrease) In Cash	(179,461)	(23,535)
Cash At The Beginning Of The Period	198,256	53,995

Cash At The End Of The Period	$18,795	$30,460

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$494	$1,001
Cash paid for income taxes	$-	$-

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Peer Review Mediation and Arbitration, Inc. and its subsidiaries contained in this Report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

Our service enables subscribers, attorneys, insurance claims agents, healthcare providers and consumers the ability to efficiently search and engage medical experts for a variety of medical consulting projects. PRMA maintains a network of independent physicians as members of its Peer Review Board, available to assist in areas such as: expert medical opinions and testimony, legal case evaluation and strategy, assessment of damages, case valuation, medical peer review and chart review, independent medical review, quality and utilization review, medical case management, and medical second opinion. In addition, we offer a diverse program of technology and innovation services as member benefits to our member physicians through Pro-Med Alliance, our wholly-owned subsidiary.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2009 and 2008

Sales were $12,160 for the quarter ended March 31, 2009, as compared to sales of $17,485 for the quarter ended March 31, 2008, a decrease of $5,325 (30.5%). These revenues were generated by our subsidiary, IRI, which handles medical denied insurance cases for the Texas Department of Insurance. Our decrease in revenues during our quarter ended March 31, 2009 was attributable to the increased number of independent medical review providers in the State of Texas. Management intends to deal with this development in two ways.  The business in Texas is independent medical review, and we intend to use the same network of physicians to provide other types of services, including case management, expert witness, peer review and quality review.  These additional types of service are expected to access demand that we currently are not accessing, and allow us to use our network of physicians to create additional revenue. We also plan to expand geographically, so as not to be limited to the opportunity in the Texas market.  Selling regionally and nationally is expected to allow us to generate increased revenue. There can be no assurances that we will be able to expand, or that such expansion will result in increased revenues.

Cost of sales was $4,152 for the quarter ended March 31, 2009, as compared to cost of sales of $6,035 for the comparable period in 2008, a decrease of $1,883 (31.2%). Cost of sales decreased due to a decrease in revenues and increased efficiency in the providing of service.

For the quarter ended March 31, 2009, we incurred operating expenses of $304,987, which included selling, general and administrative expenses of $302,376 , compared to operating expense of $328,757 during the quarter ended March 31, 2008, which included selling, general and administrative expenses of $326,118 for the same period last year, or a 7.3% decrease in selling, general and administrative expense, principally because of reduced business activity. Selling, general and administrative expenses during the quarter ended March 31, 2009, consisted of $29,960 in physician recruitment, $21,965 in administrative expense, $19,450 in operational expense, $31,066 in IT maintenance, $58,093 in rent, $60,000 in officers and directors compensation, $28,170 in consulting fees, $2,892 in telephone, $35,460 in legal and & professional fees, $104 in utilities and maintenance, $4,623 in office supplies,

$639 in licenses/permits, $2,858 in promotion and advertising, and $4,623 in miscellaneous fees. Depreciation and amortization expense decreased to $2,611 during the quarter ended March 31, 2009, compared with that of $2,639 for the same period in 2008. The decrease in depreciation and amortization expense was primarily due to the change in the percentage of depreciated assets in 2009.

As a result, we incurred a loss of ($320,071) during quarter ended March 31, 2009, or ($0.04) per share, compared with a loss of ($319,456) during the quarter ended March 31, 2008, or $0.04 per share.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had $30,542 in cash and marketable securities.

During the quarter ending March 31, 2009, operations were funded with borrowings facilitated through a bridge loan facility with several of our stockholders. On April 2, 2009 our registration statement was deemed effective by the SEC wherein we registered 323,940 shares of our Common Stock that underlie previously issued purchase options held by some of our stockholders. It is management’s intent to use the funds generated by the exercising of these options to execute the business plan described in the “Business” section of our registration statement and to support continuing operations.

The net cash used in operating activities for the quarter ended March 31, 2009 was $203,983. The net cash provided from financing activities for the quarter ended March 31, 2009 was $180,448. We had $30,542 in cash and cash equivalents as of March 31, 2009, compared to $20,772 in cash and cash equivalents as of March 31, 2008. We had $4,550 in account receivables as of March 31, 2009, as compared to $5,010 at March 31, 2008.

At March 31, 2009, we had a note payable to a bank of $6,165. The note bears interest at 8.5% per annum with possible periodic adjustments, is secured by certain of our assets, requires monthly principal and interest payments ranging from $1,250 down to $750 over the life of the loan, and is due in November 2009. The note is also due on demand at the lender’s discretion. Interest expense under the note for the quarter ended March 31, 2009, was $159. Accrued interest related to the note payable was $48 at March 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We believe that our consolidated financial statements presented in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations -Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the first quarter of 2009, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Item 305(e) of Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEER REVIEW MEDIATION
AND ARBITRATION, INC.

Dated: May 15, 2009	By:s/Willis Hale_________________________ Willis Hale, Chief Executive Officer

By:s/Marc E. Combs______________________
Marc E. Combs, Chief Financial Officer