Form 10-Q
period 2009-06-30
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2009-08-14
CIK 1311627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 14, 2009, there were 8,317,778 shares of Peer Review Mediation and Arbitration, Inc. Common Stock, $0.001 par value per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended June 30, 2009

PEER REVIEW MEDIATION AND ARBITRATION, INC.

Consolidated Financial Statements

(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Consolidated balance sheets	F-1
Consolidated statements of operation	F-2
Consolidated statements of cash flows	F-3
Notes to consolidated financial statements	F-5

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED BALANCE SHEETS

	Dec. 31	June 30,
	2008	2009
		(Unaudited)

ASSETS
Current assets
Cash	$53,995	$138,775
Accounts receivable	5,010	5,850
Marketable securities	82	172
Total current assets	59,087	144,797
Fixed assets	65,621	67,606
Less accumulated depreciation	(54,255)	(59,407)
Other assets	500	500
	11,866	8,699
Total Assets	$70,953	$153,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued payables	$130,309	$170,451
Related party payables	1,976,761	2,163,885
Notes payable rel. pty. - current portion	17,475	7,254
Notes payable	8,271	4,062
Related party loans	977,797	772,330
Total current liabilities	3,110,613	3,067,982
Notes payable - related party	175,071	175,071
Total Liabilities	3,285,684	3,243,053

Stockholders’ Equity
Preferred stock, Series II, $.001 par value; 1,000,000 shares authorized; convertible; 1,000,000 issued and outstanding	1,000	1,000
Common stock, $.001 par value; 45,000,000 shares authorized; 8,264,126 (2008) and 8,317,328 (2009) shares issued and outstanding	8,264	8,317
Additional paid in capital	6,985,082	7,827,479
Accumulated deficit	(10,195,406)	(10,912,746)
Accumulated other comprehensive income (loss)	(13,671)	(13,607)
Total Stockholders’ Equity	(3,214,731)	(3,089,557)

Total Liabilities and Stockholders’ Equity	$70,953	$153,496

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Revenue	$15,030	$17,311	$32,515	$29,471
Cost of sales	5,675	7,148	11,710	11,300
	9,355	10,163	20,805	18,171

Expenses:
Depreciation	2,624	2,541	5,263	5,152
Selling, general and administrative	528,330	357,855	854,448	657,546
	530,954	360,396	859,711	662,698

Loss from operations	(521,599)	(350,233)	(838,906)	(644,527)

Other income (expense)
Interest income	—	—	—	134
Interest (expense)	(302)	(45,403)	(796)	(72,947)
Realized gain (loss) on securities	—	—	—	—
	(302)	(45,403)	(796)	(72,813)

Income (loss) before provision for income taxes	(521,901)	(395,636)	(839,702)	(717,340)

Provision for income tax	—	—	—	—

Net income (loss)	$(521,901)	$(395,636)	$(839,702)	$(717,340)

Other comprehensive income (Loss) – net of tax
Unrealized gain (loss) on securities	293	64	(1,362)	64

Comprehensive income (loss)	$(521,608)	$(395,572)	$(841,064)	$(717,276)

Net income (loss) per share (Basic and fully diluted)	$(0.06)	$(0.05)	$(0.10)	$(0.09)

Weighted average number of common shares outstanding	8,169,876	8,317,328	8,169,876	8,317,328

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(839,702)	$(717,340)

Adjustments to reconcile net income to Net cash provided by (used for) operating activities:
Depreciation	5,263	5,152
Accounts receivable	(3,052)	(840)
Accrued payables	22,635	40,142
Related party payables	145,148	187,124
Compensatory Stock Issuances	—	25,275
Realized (gain) loss on sale of securities	187,450	—
Net cash provided by (used for) operating activities	(482,258)	(460,487)

Cash Flows From Investing Activities:
Securities purchases		(26)
Fixed asset purchases		(1,985)
Net cash provided by (used for) investing activities	—	(2,011)

(Continued on Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued From Previous Page

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2009
Cash Flows From Financing Activities:
Notes payable – payments	(6,823)	(14,430)
Related party loans – borrowings	(45,500)	624,838
Related party loans – payments	—	(63,130)
Sales of common stock	425,250	—
Sales of options	4,800	—
Net cash provided by (used for) financing activities	377,727	547,278

Net Increase (Decrease) In Cash	(104,531)	84,780
Cash At The Beginning Of The Period	198,256	53,995

Cash At The End Of The Period	$93,725	$138,775

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$796	$12,010
Cash paid for income taxes	$—	$—

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended June 30, 2009 and 2008

Sales were $17,311 for the three months ended June 30, 2009, as compared to sales of $15,030 for the three months ended June 30, 2008, an increase of $2,811, or 15.2%. This increase in revenue for the three months ending June 30, 2009 is due to the cyclical nature of the assignment of cases to independent medical review providers in the state of Texas.

Cost of sales was $7,148 for the three months ended June 30, 2009, as compared to cost of sales of $5,675 for the comparable period in 2008, an increase of $1,473, or 26.0%. Cost of sales increased due to an increase of revenues and the associated cost of providing mediation services.

For the three months ended June 30, 2009, we incurred operating expenses of $360,396, which included selling, general and administrative expenses of $357,855, compared to operating expense of $530,954 during the three months ended June 30, 2008, which included selling, general and administrative expenses of $528,330 for the same period last year, or a 32.3% decrease in selling, general and administrative expense. This decrease is due to increased business efficiency and a reduction of expenditures on software and technology development. Selling, general and administrative expenses during the three months ended June 30, 2009, consisted of $57,614 in physician recruitment, $38,410 in administrative expense, $32,008 in operational expense, $47,137 in IT maintenance, $61,081 in rent, $60,000 in officers and directors compensation, $20,540 in consulting fees, $61 in telephone, $19,500 in legal and & professional fees, $1,144 in utilities and maintenance, $6,738 in office supplies, $9,924 in promotion and advertising, and $3,698 in miscellaneous fees. Depreciation and amortization expense decreased to $2,541 during the six months ended June 30, 2009, compared with that of $2,624 for the same period in 2008. The decrease in depreciation and amortization expense was primarily due to the change in the percentage of depreciated assets in 2009.

As a result, we incurred a loss of ($395,636) during three months ended June 30, 2009, or ($0.05) per share, compared with a loss of ($521,901) during the three months ended June 30, 2008, or ($0.06) per share.

Comparison of Results of Operations for the Six Months Ended June 30, 2009 and 2008

Sales were $29,471 for the six months ended June 30, 2009, as compared to sales of $32,515 for the six months ended June 30, 2008, a decrease of $3,044 (9.4%). Our decrease in revenues during the six months ended June 30, 2009 was attributable to the increased number of independent medical review providers in the State of Texas. Management intends to deal with this development in two ways.  The business in Texas is independent medical review, and we intend to use the same network of physicians to provide other types of services, including case management, expert witness, peer review and quality review.  These additional types of service are expected to access demand that we currently are not accessing, and allow us to use our network of physicians to create additional revenue. We also plan to expand geographically, so as not to be limited to the opportunity in the Texas market.  Selling regionally and nationally is expected to allow us to generate increased revenue. There can be no assurances that we will be able to expand, or that such expansion will result in increased revenues.

Cost of sales was $11,300 for the six months ended June 30, 2009, as compared to cost of sales of $11,710 for the comparable period in 2008, a decrease of $410 (3.5%). Cost of sales decreased due to a decrease in revenues and increased efficiency in the providing of service.

For the six months ended June 30, 2009, we incurred operating expenses of $662,698, which included selling, general and administrative expenses of $657,546, compared to operating expense of $859,711 during the six months ended June 30, 2008, which included selling, general and administrative expenses of $854,448 for the same period last year, or a 22.4% decrease in selling, general and administrative expense, principally because of reduced business activity. Selling, general and administrative expenses during the six months ended June 30, 2009, consisted of $90,454 in physician recruitment, $60,302 in administrative expense, $50,252 in operational expense, $78,203 in IT maintenance, $119,174 in rent, $120,000 in officers and directors compensation, $48,710 in consulting fees, $2,953 in telephone, $57,075 in legal and & professional fees, $1,248 in utilities and maintenance, $13,911 in office supplies, $639 in licenses/permits, $12,782 in promotion and advertising, and $3,958 in miscellaneous fees. Depreciation and amortization expense decreased to $5,152 during the six months ended June 30, 2009, compared with that of $5,263 for the same period in 2008. The decrease in depreciation and amortization expense was primarily due to the change in the percentage of depreciated assets in 2009.

As a result, we incurred a loss of ($717,340) during six months ended June 30, 2009, or ($0.09) per share, compared with a loss of ($839,702) during the six months ended June 30, 2008, or ($0.10) per share.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had $138,947 in cash and marketable securities.

During the six months ending June 30, 2009, operations were funded through the exercise of our outstanding Common Stock Purchase Options. On April 2, 2009 our registration statement was deemed effective by the SEC wherein we registered 323,940 shares of our Common Stock that underlie previously issued purchase options. It is management’s intent to use the funds generated by the exercising of these options to execute the business plan described in the “Business” section of our registration statement and to support continuing operations.

The net cash used in operating activities for the six months ended June 30, 2009 was $460,487. The net cash provided from financing activities for the six months ended June 30, 2009 was $547,278. We had $138,947 in cash and cash equivalents as of June 30, 2009, compared to $93,725 in cash and cash equivalents as of June 30, 2008. We had $5,850 in account receivables as of June 30, 2009, as compared to $5,010 at June 30, 2008.

At June 30, 2009, we had a note payable to a bank of $4,062. The note bears interest at 4.5% per annum with possible periodic adjustments, is secured by certain of our assets, requires monthly principal and interest payments ranging from $1,250 down to $750 over the life of the loan, and is due in November 2009. The note is also due on demand at the lender’s discretion. Interest expense under the note for the six months ended June 30, 2009, was $144. Accrued interest related to the note payable was $195 at June 30, 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting estimates – The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Recent accounting pronouncements – the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). This statement replaces FAS No 141, “Business Combinations,” which was effective July 1, 2001. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement provides for disclosures to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R became effective for the first annual reporting period beginning on or after December 15, 2008, and must be applied prospectively to business combinations completed after that date. Early adoption is prohibited. Management is currently evaluating the impact of adopting this statement.

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2009.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the first six months of 2009, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 26, 2009, we held our annual meeting of shareholders at our corporate headquarters located in Boca Raton, FL. At this meeting Willis Hale and David W. Larry were re-elected as directors of our Company and the appointment of Ronald R. Chadwick, P.C. as our independent registered public accountant for our fiscal year ending December 31, 2009 was ratified.

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

PEER REVIEW MEDIATION
AND ARBITRATION, INC.

Dated: August 14, 2009	By:s/ Willis Hale______________________
Willis Hale, Chief Executive Officer

By:s/ Marc E. Combs__________________
Marc E. Combs, Chief Financial Officer