Form 10-Q
period 2009-09-30
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2009-11-16
CIK 1311627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 16, 2009, there were 8,377,260 shares of Peer Review Mediation and Arbitration, Inc. Common Stock, $0.001 par value per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended September 30, 2009

PEER REVIEW MEDIATION AND ARBITRATION, INC.

Consolidated Financial Statements

(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Consolidated balance sheets	F-1
Consolidated statements of operation	F-2
Consolidated statements of cash flows	F-3
Notes to consolidated financial statements	F-5

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED BALANCE SHEETS

	Dec. 31	September 30,
	2008	2009
		(Unaudited)

ASSETS
Current assets
Cash	$53,995	$44,575
Accounts receivable	5,010	3,900
Marketable securities	82	256
Total current assets	59,087	48,731
Fixed assets	65,621	71,065
Less accumulated depreciation	(54,255)	(60,534)
Other assets	500	500
	11,866	11,031
Total Assets	$70,953	$59,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued payables	$130,309	$96,413
Accrued Interest Payable		113,250
Related party payables	1,976,761	1,383,033
Notes payable related party - current portion	17,475	737,003
Notes payable	8,271	1,852
Related party loans	977,797	2,336
Total current liabilities	3,110,613	2,333,887
Notes payable - related party	175,071	170,758
Total Liabilities	3,285,684	2,504,645

Stockholders’ Equity
Preferred stock, Series II, $.001 par value; 1,000,000 shares authorized; convertible; 1,000,000 issued and outstanding	1,000	1,000
Common stock, $.001 par value; 45,000,000 shares authorized; 8,264,126 (2008) and 8,373,853 (2009) shares issued and outstanding	8,264	8,374
Additional paid in capital	6,985,082	8,834,120
Accumulated deficit	(10,195,406)	(11,274,746)
Accumulated other comprehensive income (loss)	(13,671)	(13,631)
Total Stockholders’ Equity	(3,214,731)	(2,444,883)

Total Liabilities and Stockholders’ Equity	$70,953	$59,762

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

Revenue	$22,059	$12,160	$54,574	$41,631
Cost of sales	10,193	3,499	21,903	14,799
	11,866	8,661	32,671	26,832

Expenses:
Depreciation	3,009	1,127	8,272	6,279
Selling, general and administrative	294,360	335,471	1,148,808	993,017
	297,369	336,598	1,157,080	999,296

Loss from operations	(285,503)	(327,973)	(1,124,409)	(972,464)

Other income (expense)
Interest income	—	18	—	152
Interest (expense)	(185)	(34,189)	(981)	(107,136)
	(185)	(34,171)	(981)	(106,984)

Income (loss) before provision for income taxes	(285,688)	(362,108)	(1,125,390)	(1,079,448)

Provision for income tax	—	—	—	—

Net income (loss)	$(285,688)	$(362,108)	$(1,125,390)	$(1,079,448)

Other comprehensive income (Loss) – net of tax
Unrealized gain (loss) on securities	293	84	(668)	148

Comprehensive income (loss)	$(285,395)	$(362,024)	$(1,126,058)	$(1,079,300)

Net income (loss) per share (Basic and fully diluted)	$(0.03)	$(0.04)	$(0.14)	$(0.13)

Weighted average number of common shares outstanding	8,264,126	8,345,090	8,201,293	8,299,814

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(1,125,390)	$(1,079,448)

Adjustments to reconcile net income to Net cash provided by (used for) operating activities:
Depreciation	8,272	6,279
Accounts receivable	(3,892)	1,110
Bank Overdraft	1,770	__
Accrued payables	65,009	79,354
Due to related parties	229,902	281,272
Compensatory Stock Issuances	187,450	25,275
Net cash provided by (used for) operating activities	(482,258)	(686,158)

Cash Flows From Investing Activities:
Securities purchases		(26)
Fixed asset purchases		(5,444)
Net cash provided by (used for) investing activities	—	(5,470)

(Continued on Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued From Previous Page

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2009
Cash Flows From Financing Activities:
Notes payable – borrowings		40,000
Notes payable – payments	(9,906)	(50,953)
Related party loans	18,479	(255,712)
Sales of common stock	425,250	—
Sales of options	4,800	—
Option and warrant exercises		948,873
Net cash provided by (used for) financing activities	438,623	682,208

Net Increase (Decrease) In Cash	(198,256)	(9,420)
Cash At The Beginning Of The Period	198,256	53,995

Cash At The End Of The Period	$—	$44,575

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$796	$12,010
Cash paid for income taxes	$—	$—

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended September 30, 2009 and 2008

Sales were $12,160 for the three months ended September 30, 2009, as compared to sales of $22,059 for the three months ended September 30, 2008, a decrease of $9,899, (44.9)%. Our decrease in revenues during our quarter ended September 30, 2009 was attributable to the increased number of independent medical review providers in the State of Texas. Management intends to deal with this development in two ways.  The business in Texas is independent medical review, and we intend to use the same network of physicians to provide other types of services, including case management, expert witness, peer review and quality review.  These additional types of service are expected to access demand that we currently are not accessing, and allow us to use our network of physicians to create additional revenue. We also plan to expand geographically, so as not to be limited to the opportunity in the Texas market.  We expect to commence regional and national marketing efforts to expand our operations, beginning in the southeast region of the United States which, if successful, is expected to generate increased revenue. There can be no assurances that our efforts to expand will be successful, or that such expansion will result in profitable operations.

Cost of sales was $3,499 for the three months ended September 30, 2009, as compared to cost of sales of $10,193 for the comparable period in 2008, a decrease of $6,694, (65.7)%. Cost of sales decreased due to a decrease in revenues and increased efficiency in the providing of service.

For the three months ended September 30, 2009, we incurred operating expenses of $336,598, which included selling, general and administrative expenses of $335,471, compared to operating expense of $297,369 during the three months ended September 30, 2008, which included selling, general and administrative expenses of $294,360, or a 14.0% increase in selling, general and administrative expense. This increase is due to an increase in business activity as the company hires skilled employees and improves infrastructure to support operations. The additional employees will serve as corporate communication personnel, to assist the company in bringing our operational and revenue-generating initiatives to market. Selling, general and administrative expenses during the three months ended September 30, 2009, consisted of $48,656 in physician recruitment, $32,437 in administrative expense, $27,031 in operational expense, $44,406 in IT maintenance, $59,548 in rent, $60,000 in officers and directors compensation, $28,445 in consulting fees, $2,663 in telephone, $17,100 in legal, accounting and professional fees, $2,125 in utilities and maintenance, $8,556 in office supplies, and $4,019 in miscellaneous fees. Depreciation and amortization expense decreased to $1,127 during the three months ended September 30, 2009, compared with that of $3,009 for the same period in 2008. The decrease in depreciation and amortization expense was primarily due to the change in the percentage of depreciated assets in 2009.

As a result, we incurred a loss of ($362,024) during three months ended September 30, 2009, or ($0.04) per share, compared with a loss of ($285,395) during the three months ended September 30, 2008, or ($0.03) per share.

Comparison of Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Sales were $41,631 for the nine months ended September 30, 2009, as compared to sales of $54,574 for the nine months ended September 30, 2008, a decrease of $12,943 (23.7%). Our decrease in revenues during the nine months ended September 30, 2009 was attributable to the increased number of independent medical review providers in the State of Texas. Management intends to deal with this development in two ways.  The business in Texas is independent medical review, and we intend to use the same network of physicians to provide other types of services, including case management, expert witness, peer review and quality review.  These additional types of service are expected to access demand that we currently are not accessing, and allow us to use our network of physicians to create additional revenue. We also plan to expand geographically, so as not to be limited to the opportunity in the Texas market.  We expect to commence regional and national marketing efforts to expand our operations, beginning in the southeast region of the United States which, if successful, is expected to generate increased revenue. There can be no assurances that our efforts to expand will be successful, or that such expansion will result in profitable operations.

Cost of sales was $14,799 for the nine months ended September 30, 2009, as compared to cost of sales of $21,903 for the comparable period in 2008, a decrease of $7,104 (32.4%). Cost of sales decreased due to a decrease in revenues and increased efficiency in the providing of service.

For the nine months ended September 30, 2009, we incurred operating expenses of $999,296, which included selling, general and administrative expenses of $993,017, compared to operating expense of $1,157,080 during the nine months ended September 30, 2008, which included selling, general and administrative expenses of $1,148,808 for the same period last year, or a 13.6% decrease in selling, general and administrative expense, principally because of reduced business activity. Selling, general and administrative expenses during the nine months ended September 30, 2009, consisted of $140,749 in physician recruitment, $93,833 in administrative expense, $78,194 in operational expense, $122,609 in IT maintenance, $178,722 in rent, $180,000 in officers and directors compensation, $77,155 in consulting fees, $5,616 in telephone, $72,060 in legal and & professional fees, $3,373 in utilities and maintenance, $22,467 in office supplies, $1,124 in licenses/permits, $12,782 in promotion and advertising, and $7,977 in miscellaneous fees. Depreciation and amortization expense decreased to $6,279 during the nine months ended September 30, 2009, compared with that of $8,272 for the same period in 2008. The decrease in depreciation and amortization expense was primarily due to the change in the percentage of depreciated assets in 2009.

As a result, we incurred a loss of ($1,079,300) during nine months ended September 30, 2009, or ($0.13) per share, compared with a loss of ($1,126,058) during the nine months ended September 30, 2008, or ($0.14) per share. The Company is transitioning from the initial phase of developing a physician network and supporting software, into an operational, revenue-generating, and profit-generating company. During this transition, the Company will continue to incur operating expenses in excess of revenue, and will continue to fund this difference through investor funding as we work to ramp up revenue-generating initiatives.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had $44,831 in cash and marketable securities.

During the nine months ending September 30, 2009, operations were funded through the exercise of our outstanding Common Stock Purchase Options. On April 2, 2009 our registration statement was deemed effective by the SEC wherein we registered 323,940 shares of our Common Stock that underlie previously issued purchase options. As of the date of this report we have received an aggregate of $1,880,885 from the exercise of these Purchase Option and issued 107,629 shares of our Common Stock as a result. It is management’s intent to use the funds generated by the exercising of these options to execute the business plan described in the “Business” section of our registration statement and to support continuing operations.

The net cash used in operating activities for the nine months ended September 30, 2009 was $838,211. The net cash provided from financing activities for the nine months ended September 30, 2009 was $834,234. We had $44,831 in cash and cash equivalents as of September 30, 2009, compared to $2,964 in cash and cash equivalents as of September 30, 2008. We had $3,900 in account receivables as of September 30, 2009, as compared to $3,892 at September 30, 2008.

At September 30, 2009, we had a note payable to Prosperity Bank of $1,852. This note matures on November 28, 2009, at which point the remaining balance will be paid in full. The note accrues interest at 4.5% per annum with possible periodic adjustments, is secured by certain of our assets, requires monthly principal and interest payments ranging from $1,250 down to $750 over the life of the loan. The note is also due on demand at the lender’s discretion. Interest expense under the note for the nine months ended September 30, 2009, was $331. Accrued interest related to the note payable was $23 at September 30, 2009.

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

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2009.

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

Inherent Limitations - Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the first nine months of 2009, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PEER REVIEW MEDIATION
AND ARBITRATION, INC.

Dated: November 16, 2009	By: s/Willis Hale_____________________
Willis Hale, Chief Executive Officer

By: s/Marc E. Combs__________________
Marc E. Combs, Chief Financial Officer