Form 10-K
period 2009-12-31
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2010-04-02
CIK 1311627

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-K
(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 	1934
	For the transition period from _________ to ___________

                    Commission File Number 000-52712

                 PEER REVIEW MEDIATION AND ARBITRATION, INC.
            (Exact name of registrant as specified in its charter)

      Florida                                 65-1126951
(State or other jurisdiction of     (I.R.S. Employer Identification No.
 incorporation or organization)

                     1450 S. Dixie Highway, Suite 230
                       Boca Raton, Florida 33432
                      (Address of principal executive offices)

                              (561) 347-1178
              (Registrant's telephone number including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes [X]   No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer [_]     Accelerated filer         [_]
    Non-accelerated filer   [_]     Smaller reporting company [x]
   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).  Yes [_]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting $.0001 par value common stock held by non-affiliates of the registrant was approximately $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 15, 2010 was 8,397,688 shares of its $.0001 par value common stock.

                           TABLE OF CONTENTS
                                                             PAGE
                                 PART I
Item 1.    Business                                           5
Item 1A.   Risk Factors                                      16
Item 1B.   Unresolved Staff Comments                         16
Item 2.    Properties                                        16
Item 3.    Legal Proceedings                                 17
Item 4.    Submission of Matters to a Vote of
             Security Holders                                18

                                PART II

Item 5.    Market for the Registrant's Common Equity
             and Related Stockholder Matters and Issuer
             Purchases of Equity Securities                  19
Item 6.    Selected Financial Data                           19
Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations   19
Item 7A.   Quantitative and Qualitative Disclosures About
             Market Risk                                     26
Item 8.    Financial Statements and Supplementary Data       27
Item 9.    Changes in and Disagreements on Accounting
             and Financial Disclosure                        43
Item 9A.   Controls and Procedures                           43
Item 9B.   Other Information                                 44

                                PART III

Item 10.   Directors, Executive Officers and Corporate
             Governance                                      45
Item 11.   Executive Compensation                            45
Item 12.   Security Ownership of Certain Beneficial
              Owners and Management and Related Stockholder
              Matters                                        45
Item 13.   Certain Relationships and Related Transactions,
               and Director Independence                     45
Item 14.   Principal Accounting Fees and Services            45

                                PART IV

Item 15.   Exhibits, Financial Statement Schedules           46
SIGNATURES                                                   48

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

Important factors known to us that could cause such material differences are identified in this Report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

                            PART I

ITEM 1.  BUSINESS

CORPORATE HISTORY
-----------------
We were incorporated under the laws of the State of Florida on April 16, 2001. We have been conducting business operations ever since, primarily focused on the creation and continual development of our proprietary Private Network Application which allows direct access to our Peer Review Data Archival resource via our peerreviewboard.com Internet web site. Our subsidiary, Independent Review, Inc., a Texas corporation, is engaged in providing medical case reviews to the Texas Insurance Commission, pursuant to a license from the State of Texas. We recently formed ProMed Alliance, Inc., a Florida corporation, as another wholly owned subsidiary. ProMed will provide member benefits related to revenue, expense, and support services to physicians that are currently in our network of Physician Experts.

In February 2005, we acquired all of the outstanding common shares of IRI in exchange for 75,000 unregistered shares of our common stock.
IRI is engaged in providing medical case reviews to the Texas Insurance Commission, pursuant to a license from the State of Texas.

In October 2008, we filed a registration statement on Form S-1 with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, registering those shares underlying the Purchase Options that we issued in our recent private offering. On April 2, our registration statement became effective. As of December 31, 2009, we
had not been cleared by DTC and our shares were not trading.   We have
since completed all regulatory requirements, and the shares became available to trade on the OTC bulletin board market, under the ticker symbol PRVW, on January 29, 2010.

GLOSSARY
--------
  Chart Review: The review of patient's chart notes and other medical reports which are used to help render objective evaluation of medical necessity or opinions to peer review processes.

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

  Patient's Bill of Rights: A statement of the rights to which patients deserve as recipients of medical care. Typically, a statement articulates the positive rights which doctors and hospitals ought to provide patients, thereby providing information, offering fair treatment, and granting them autonomy over medical decisions -- the eight areas of consumer rights and responsibilities adopted by the President's Advisory Commission on Consumer Protection and Quality in the Health Care Industry in 1998 [1].

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

CURRENT BUSINESS
----------------
Over the past three years, our development has included direct marketing to increase our panel of professionals. Using physician databases that we purchase, we are able to screen physicians throughout the country. From this large pool, we further filter through parameters of location, licensure, and medical specialty. These criteria will yield a short list of candidates. To this list we will send formal invitations to join our panel. Candidates, who respond to our direct marketing, begin a process of information and knowledge exchange. After our initial conversation, if the candidate is interested in joining our list of medical experts they make application and accept our terms and conditions to employment via our secure web portal. After our review of the application, the physician is given a user login to their personal space and account. This personal space is used to consolidate communication and work with our Company. At this point they are ready to upload, enter, email or fax their complete curriculum vita to use in the system.

Our business plan is structured around:

   - Our subscriber clients being able to use this information for finding the best qualified physician for work assignments.

   - Developing our marketing plan that includes sales techniques, procedures and materials. We have spent a great deal of our time researching the market for our services. We have been developing our sales presentations tailored to specific industry and employee needs. This has included client contact materials such as brochures and pamphlets.

   - Continued Software and technology development. Our second largest endeavor over the past three years has been our enterprise software development. This enterprise system and its sub assemblies (other software) aggregates all of our business process, employees, physician consultants, shareholders, clients, web portals and all required documents and tools to one ever-evolving desk top. This desk top view is determined by the user's or individual's need and authority. In our opinion, this is a cutting edge development using the latest software tools and techniques.

   -  Hiring and training new employees.
   -  Seeking acquisition candidates.
   - Completing the acquisition of IRI. The acquisition of IRI has given us practical experience and is directing the development of our case management system. It is also why our customer base has expanded and become more diverse. We have had no appreciable revenues excluding a few "test" attorneys' clients. This acquisition took almost two years to complete, reorganize, and get running properly. Currently, we have had limited revenues and are operating at a deficit.

Principal Service and Markets
-----------------------------
Our service enables subscribers, including attorneys, insurance claims agents, healthcare providers and consumers, the ability to efficiently search and engage medical experts for a variety of medical consulting projects. We maintain a network of independent physicians as members of our Peer Review Board, who are available to assist in areas such as:

   -  Expert medical opinions and testimony
   -  Legal case evaluation and strategy
   -  Assessment of damages
   -  Case valuation
   -  Medical peer review and chart review
   -  Independent medical review

   -  Quality and utilization review
   -  Medical case management
   -  Medical second opinion

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

We intend to focus our attention on defense and plaintiff's attorneys, insurance companies, managed care organizations, hospitals and nursing homes as our primary subscribers. For personal injury attorneys, increased profitability means more efficient caseload management. With the litigation support we can provide, attorneys can achieve their goals of quickly eliminating non-meritorious cases (those cases that, because they have very little probability of receiving a positive verdict, the attorney will NOT be compensated) and expediting settlement of meritorious cases. By settling a case as soon as possible, an attorney saves time and money while creating the opportunity to handle a larger caseload. An effective and efficient search for medical experts that specifically matches the unique needs of the case will also strengthen the case for the attorney's client. Plaintiff's attorneys routinely obtain medical expert reviews as quickly as possible when taking on a new case to determine the validity of a case and to allow a successful disposition in the shortest time possible.

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

State Licensing
---------------
In the state of Texas, our subsidiary IRI has been registered by the Texas Department of Insurance since 1999 to the present for statutory work for review of medical necessity denials by private insurance carriers for the state (registration #05055). We may make applications to other states sometime at a later date.

Fee Structure
-------------
Our business model anticipates the following fee structure as indicated as estimates only. Actual fees for service are determined on a case-by-case basis.

   - Attorney Subscriber Fees: Base Technology Fee $1,200.00 a year, which can be divided in monthly payments of $100 as a minimum fee, allowing the subscriber two cases per month.
   - Legal Reviews: Professional fees are estimated at $1,000.00 minimum per case.
   - Insurance Case Fees: Flat Rate Technology fee of $175.00 per case.
   - Medical Quality Reviews: Professional fees are estimated at $850.00 minimum per case.
   -  Statutory Reviews:  $650.00 per case or as set by law.

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

Private Offerings
-----------------
Since December 2006, we have successfully closed three (3) separate private offerings of units, each unit consisting of one share of our common stock and one purchase option exercisable to purchase one share of our common stock at a price of $5.00 per unit. In December 2006, we closed our initial private offering of units wherein we sold 113,290 units to 114 accredited investors, as that term is defined under the Securities Act of 1933, as amended, and received gross proceeds of approximately $566,450. In December 2007, we closed a private offering of units, selling 71,453 units to 49 accredited investors, as that term is defined under the Securities Act for gross proceeds of $357,265. In June 2008, we closed a private offering of Units wherein we sold 89,197 units to 33 accredited investors for gross proceeds of $445,985. In May 2008, we also issued 50,000 Units in consideration for services valued at $250,000 in favor of 5 persons. We relied upon the exemptions from registration provided by Section 4(2) and Regulation D promulgated under the 33 Act to issue these Units.

Also in December 2007, we issued 6,676 shares of common stock in exchange for cash in the amount of $33,380 to eight accredited investors at a price of $5.00 per share. In December 2007, we also issued 3,957 shares of common stock as compensation for services.

Letters of Intent
----------------
Mediation Training Institute International
On May 3, 2008, we signed a letter of intent to acquire Mediation Training Institute International, a non-affiliated company, for $225,000 in cash, 30,000 shares of restricted common shares and a convertible promissory note in the amount of $225,000, convertible into shares of our common stock at a conversion price equal to 70% of the average trading price over the 90 days prior to such conversion, plus infusing an additional $150,000 in growth capital. Our management and MTII have verbally agreed to extend the closing date pending the beginning of public trading of the company's stock and subsequent exercise of our purchase options. There are no assurances that a sufficient number of the purchase options will be exercised in order to allow us to complete this or any other acquisition.

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

AmeriMed Corporation
On July 11, 2008, we signed a letter of intent to purchase AmeriMed Corporation for $250,000 in cash and 250,000 shares of our common stock. The parties have verbally agreed to extend closing pending the beginning of public trading of our common stock and subsequent exercise of our purchase options. There are no assurances that a sufficient number of the purchase options will be exercised in order to allow us to complete this or any other acquisition.

AmeriMed is a national wholesale medical supply company that has been in business over ten years. According to the National Society of Healthcare Consultants, medical supplies used in the everyday practice of medicine accounts for about six percent to ten percent of total practice revenue, depending on the. The supply chain for medical products is manufacturer, distributor, and dealer, each with their own respective mark-up. Physician's offices generally buy through local dealers. Local medical suppliers mark up their products above their costs from their distributor. Manufacturers or distributors generally do not sell directly to private practice physicians. This creates the opportunity to aggregate the private practice physician purchases into our Group Purchasing Organization.

Medical Mediation Training Program
On July 16, 2008, we began developing a Florida Supreme Court Approved Medical Mediation Training Program. If this program is approved, we will seek approval in all states that have such requirements. It is our plan to use MTII to facilitate our Medical Mediation Program. We believe this may be the first available Medical Mediation Certified Training Program. We seek to have certified medical mediators available to assist civil courts in personal injury tort litigation. We believe many cases could be mediated and settled without lengthy court proceeding to the parties' satisfaction.

Distribution of Products and Services-Market Segmentation
---------------------------------------------------------
Our market breaks down in three different areas and with three revenue components:

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

An attorney for the plaintiff in many states must file an "affidavit of merit" attesting that the attorney has obtained a written opinion of a physician who finds the plaintiff's claim to have merit. We seek to provide a subscriber with thousands of qualified medical experts to serve and expedite this process. Medical experts, in assessing damages and valuing cases, ensure that the attorneys from both sides approach negotiations with a true understanding of the case's settlement value. Experienced experts know what influences insurance companies to settle and, through case evaluation, can help develop case strategy, presentations and materials designed to produce a quick settlement. After in-house survey with our medical experts, we believe medical physicians and expert will often charge from $300 to $700 per hour for case evaluations, to review all the records and render an opinion. Another informal survey of attorneys has indicated that they may have to interview as many as twenty-five experts before finding two or three willing to testify for their position. Complex cases often require several expert witnesses. We enable subscribers to avoid the typical hit or miss process of locating appropriate and credible medical experts to evaluate and ultimately testify for their case. These surveyed attorneys also desire greater efficiencies in this process to achieve their overall financial goals. We assist our subscribers to reduce the time and effort necessary in these types of cases, creating a far more cost-effective process. We also facilitate an advanced search methodology allowing attorneys to rapidly identify a number of potential medical experts from the Peer Review Board with wide ranging specialties, backgrounds and expertise. For a law firm specializing in personal injury, more efficient caseload management means increased profitability. For other law firms representing clients typically on the defense, a deeper reservoir of medical experts should reduce their liabilities and payouts.

(b) Medical Review

In another informal survey of providers, insurance companies, managed care organizations, such as HMOs and PPOs, hospitals, nursing homes and other health care providers have indicated that they are becoming increasingly dependent on objective third-party support for medical decision-making, peer evaluation, quality assurance, utilization review, case management, and quality oversight, as well as in litigation cases requiring case valuations and expert testimony. We assist insurers and health care companies in achieving their goal of assuring their members, patients and the public of delivering proper and necessary health care without quality compromise. This has become a critical foundation for continued business for all health care providers, but especially for HMOs and insurers as legislation supporting a Patients' Bill of Rights is passed in various states, and soon to be enacted at the national level.

Peer Review board members are ideal for developing and monitoring quality assurance programs for a variety of health care entities. Standards for quality review for health plans and Medicare providers intensify every year, necessitating the assistance of independent, objective specialists external to the organization. We believe we are especially beneficial to managed care organizations, hospitals and nursing homes undergoing utilization review and case evaluations brought before the Peer Review Organization. The Peer Review Organization program is administered by the Health Care Financing Administration, the branch of the federal government that administers Medicare and Medicaid, HCFA is designed to monitor and improve utilization and quality of health care for Medicare beneficiaries. Their mission is to ensure the quality, effectiveness, efficiency, and economy of health care services provided. The PRO responds to quality of care complaints from consumers and appeals filed if an insurance company denies a service, or terminates, or refuses to pay for a service that the insured believes should be covered.

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

Our Growth Strategy
-------------------
Given the challenges facing physicians, successful practices must take proactive steps to combat negative trends and improve their overall financial performance. Our Member Benefits Programs will be designed to improve practice operations and processes can be streamlined to reduce costs and increase revenue.

There are two broad classifications of Members' Benefits opportunities. They are Revenue and Expense Cycle Management. Our Revenue Cycle Management relates to all of the processes, sub-processes and enabling technologies associated with the initial contact through the collection of inbound revenue. Solutions may include new practice protocols, contract negotiations, net collections improvements and new revenue opportunities.

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

Employees
---------
As of the date of this Report, we employ twelve (12) people on a full-time basis, including 3 persons in management, six in operations and three in physician recruitment and member benefits. If we receive proceeds from the purchase options, or otherwise obtain other additional financing, we expect to hire up to 25 new employees over the next few years in the areas of sales and marketing, public relations, physician education, technology and customer support. We anticipate that we will hire several members to our sales, marketing, research and development, regulatory and administrative staff during the course of 2010. However, there are no assurances that we will obtain any additional funds in the future. We are in the process of recruiting additional employees of high skill, and our success will depend in part upon our ability to retain such employees and attract new qualified employees who are in great demand. None of our employees are members of a union. We consider our employee labor relations to be good.

Government Regulations
----------------------
Any entity can state that they are an independent review organization. However, registration or certification is required in order to be eligible for assignment of statutory or regulatory work from government agencies, i.e. state departments of insurance. Licensing is only required for companies who wish to work for the State Department of Insurance. There is no licensing requirements to do commercial, for attorneys or insurance companies, or private, individual consumers, payer work for medical review. We are registered or a certified IRO in the states in which we conduct business.

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

Competition
-----------
Many companies within the medical expert industry are larger, more established and better capitalized. We have marginal sales, net losses and limited funds for marketing. Our competitors fall into three different categories:

   (a) Directories of Experts. Directories are maintained by several organizations and service companies, e.g. West Law, Lexus Nexus, Seek, America Medical Association, and other online providers.

   (b) Referral Services. Almost any employment agency can handle search and recruitment of a part time medical consultant. There are numerous companies specializing in the medical placement field.

   (c) Sole Service Providers. These companies are similar to Peer Review's IRI division, in that they maintain their own panel of providers or employees and they decide who to assign required work. A search in Dunn and Bradstreet will reveal about 350 different companies.

We believe our platform and business plan will offer a competitive advantage over these competitors in the future. Our plan is to meld together the advantages of the several types of competitors, and infusing it with a new collaborate technology. Like directories, we have a vast panel representing many medical specialties and geographic locations. But unlike Directories, we maintain vast amount of information about our physicians, with a searchable Data Archive of their complete curriculum vita. The disadvantage of Directory or Referral Services is that the client must expend a lot of effort to screen through physicians and contact the physician directly. Our customer relations process handles the communication and determines which of the chosen professionals are interested in the work assignment. Our methods allow the Client to search, review and chose a "short" list of qualified physicians and send a request for proposal to the list. Physicians can review case details and if interested, responds with a quote for services. To our knowledge and unlike all the competitors in the industry, we expect to offer an advantageous case management system where the client can identify case parties, documents, authorities to upload and/or view documents, and request documents from others.

Trademarks/Tradenames/Intellectual Property
-------------------------------------------
We have no patents pending but maintain strong intellectual property controls. All employees are subject to a Non-Disclosure and Intellectual Property and Ownership Agreement.


ITEM 1A.   RISK FACTORS

Not applicable to a smaller reporting company.


ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.


ITEM 2.   PROPERTIES

At the present time, we do not own any real estate. Currently we rent approximately 8,000 sq. ft. of prime office space in Boca Raton, Florida, from 5th Avenue Real Estate Development, Inc., a corporation controlled by our CEO. The lease expires in 2011, is non-cancelable, and carries no additional renewal option. The required monthly payment is $14,000 plus costs of approximately $5,158 per month. Rent expense incurred under the lease for the fiscal years ending December 31, 2008 and December 31, 2009, was $239,839 and $238,296, respectively.

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

We also lease space for IRI's offsite storage at Stor-A-Way, 550 S H35 Round Rock, TX 78681. IRI pays $69.00 per month, on a month to month lease.


ITEM 3.	LEGAL PROCEEDINGS

In July 2006, we entered into a Consent Order with the State of Georgia, which, acting on a complaint by a shareholder, asserted that Merge Media/Ebiznet, Inc., a non-operating affiliate of our Company, and we offered and sold securities in Georgia in violation of the securities laws of that State. One accredited investor purchased shares of Merge Media in 2000. The shareholder did not purchase our securities but received shares as part of the distribution of Merge Media's shares to its shareholders. Due to our failure to timely respond to the State of Georgia, the Georgia Secretary of State obtained a default judgment. In order to settle the matter without incurring further costs and expenses, we negotiated a Consent Agreement and Order with the Georgia Secretary of State. Without our admitting or denying the allegations, we offered a full rescission to the shareholder of her original $15,000 investment, which she accepted and payment in full was made to her. We also made payment of the fine imposed to cover the State of Georgia's costs. The State of Georgia agreed to vacate the Judgment against us.

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

The registrant is a named party in a legal action filed by a mortgage lender against an entity related to the Company by common control, to foreclose on and take possession of the building in which the registrant has its business headquarters.

To our knowledge, there are no other legal proceedings by or against us, either pending or contemplated.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a) Market Information. As of the date of this report there is no market for our common stock. We intend to take certain steps to cause a licensed market maker to file an application with FINRA to list our common stock for trading on the OTCBB, or another national exchange.

There can be no assurances that our common stock will be approved for listing on the OTCBB, or any other existing US trading market.

b) Holders. As of the date of this Report, we had 756 holders of record for our common shares, and 201 holders of purchase options.

c) Dividends. We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

d) Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.  None.

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.


ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
-------
We were incorporated under the laws of the State of Florida on April 16, 2001. We have been conducting business operations ever since, primarily focused on the creation and continual development of our proprietary Private Network Application which allows direct access to our Peer Review Data Archival resource via our peerreviewboard.com

Internet web site. Our wholly owned subsidiary, Independent Review, Inc., is engaged in providing medical case reviews to the Texas
Insurance Commission pursuant to a license from the State of Texas.

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

Results Of Operations
---------------------
Comparison of Results of Operations for the Fiscal Years Ended December 31, 2009 and 2008

Sales were $59,251 for the fiscal year ended December 31, 2009, as compared to sales of $64,965 for the fiscal year ended December 31, 2008, a decrease of $5,714 (8.8%). These revenues were generated by our subsidiary, IRI, which handles medical denied insurance cases for the Texas Department of Insurance. Our decrease in revenues during our fiscal year ended December 31, 2009 was attributable to the increased number of independent medical review providers in the State of Texas. Management intends to deal with this development in two ways. The business in Texas is independent medical review, and we intend to use the same network of physicians to provide other types of services, including case management, expert witness, peer review and quality review. These additional types of service are expected to access demand that we currently are not accessing, and allow us to use our network of physicians to create additional revenue. We also plan to expand geographically, so as not to be limited to the opportunity in the Texas market. Selling regionally and nationally is expected to allow us to generate increased revenue. There can be no assurances that we will be able to expand, or that such expansion will result in increased revenues.

Cost of sales was $21,811 for the fiscal year ended December 31, 2009, as compared to cost of sales of $28,722 for the comparable period in 2008, a decrease of $6,911 (24.1%). Cost of sales decreased due to a decrease in revenues and increased efficiency in the providing of service.

For the fiscal year ended December 31, 2009, we incurred operating expenses of $1,302,497, which included selling, general and administrative expenses of $1,295,020, compared to operating expense of $1,399,021 during the fiscal year ended December 31, 2008, which included selling, general and administrative expenses of $1,388,509 for the same period last year, or a 6.7% decrease in selling, general and administrative expense, principally because of reduced business activity. Selling, general and administrative expenses during the fiscal year ended December 31, 2009, consisted of $163,010 in physician recruitment, $108,674 in administrative expense, $90,561 in operational expense, $190,797 in IT maintenance, $238,296 in rent, $240,000 in officers and directors compensation, $104,098 in consulting fees, $11,074 in telephone, $85,210 in legal and & professional fees, $4,352 in utilities and maintenance, $30,355 in office supplies, $1,339 in licenses/permits, $12,782 in promotion and advertising, and $6,995 in miscellaneous fees. Depreciation and amortization expense decreased to $7,477 during the fiscal year ended December 31, 2009, compared with that of $10,512 for the same period in 2008. The decrease in depreciation and amortization expense was primarily due to the change in the percentage of depreciated assets in 2008.

As a result, we incurred a loss of ($1,402,750) during fiscal year ended December 31, 2009, or ($0.17) per share, compared with a loss of ($1,406,405) during the fiscal year ended December 31, 2008, or ($0.17) per share.

Liquidity and Capital Resources
-------------------------------
At December 31, 2009, we had $27,392 in cash and $162 in marketable securities, compared to $53,995 in cash and $82 in marketable securities for the fiscal year ended December 31, 2008. Working capital at December 31, 2009 decreased from December 31, 2008 primarily as a result of operating losses. At December 31, 2009, we had total assets of $47,511 and total liabilities of $2,595,596.

Going Concern
-------------
Our consolidated financial statements have been prepared assuming that we will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern.
Our consolidated financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2008 and 2009. Management's plan for our continued existence includes selling additional stock through private placements to pay overhead expenses. Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue as a going concern.

Equity Financing
----------------
Since December 2006, we have successfully closed three (3) separate private offerings of units, each unit consisting of one share of our common stock and one purchase option exercisable to purchase one share of our common stock at a price of $5.00 per unit. In December 2006, we closed our initial private offering of units wherein we sold 113,290 units to 114 accredited investors and received gross proceeds of approximately $566,450 therefrom. In December 2007, we closed a private offering of units, selling 71,453 units to 49 accredited investors for gross proceeds of $357,265. In June 2008, we closed a private offering of units wherein we sold 89,197 units to 33 accredited investors for gross proceeds of $445,985. In May 2008, we also issued 50,000 units in consideration for services valued at $250,000 in favor of five persons. Also in December 2007, we issued 6,676 shares of common stock in exchange for cash in the amount of $33,380 to eight accredited investors at a price of $5.00 per share. In December 2007, we also issued 3,957 shares of common stock as compensation for services.

The net cash used in operating activities for the year ended December 31, 2009, was $1,092,665. The net cash provided from financing activities for the year ended December 31, 2009, was $1,074,520. We had $34,514 in cash and cash equivalents as of December 31, 2009, compared to $59,087 in cash and cash equivalents as of December 31, 2008. This decrease was primarily due to the payment of additional expenditures to enhance and expand our panel of medical experts, technology platform, and overall business operations. We had $6,960 in account receivables as of December 31, 2009, as compared to $5,010 at December 31, 2008.

Willis Hale, our chairman, CEO, president and principal shareholder, is owed various sums as of the date of this report. The amounts are accrued yearly pursuant to Mr. Hale's employment agreement with us. As of December 31, 2009, the balance due was $1,267,800. No interest has been accrued to this balance.

Dave Larry, our director and minority shareholder, is owed $26,510 pursuant to a loan agreement. This loan has monthly payments of $3,125, is unsecured, accrues interest at the rate of 9.75% per annum and has a three year term, with a balloon payment of all unpaid principal and interest due on expiration in December 2011.

Plan of Operations
------------------
Any additional growth may require additional cash infusions. We may face expenses or other circumstances such that we will have additional financing requirements. In such event, the amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements. The failure to secure any necessary outside funding would have an adverse affect on our development and results therefrom and a corresponding negative impact on shareholder liquidity.

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

We believe we will require an aggregate of $4 million over the next twelve (12) months, including approximately $3 million to consummate proposed acquisitions and at least $1 million in operating capital, unless we are able to generate profits from operation, of which there is no assurance. As such, we do not have sufficient funds on hand to meet our planned expenditures over the next 12 months. However, if the Purchase Options are exercised, we believe that we will have sufficient funds to implement our business plan described herein. If the purchase options are not exercised we will need to seek additional financing to meet our planned expenditures, or limit our acquisitions. Obtaining additional financing would be subject to a number of factors, including development of our business plan and interest in the registrant. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Critical Accounting Policies and Estimates
------------------------------------------
Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Leases - We follow the guidance in SFAS No. 13 "Accounting for Leases," as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

Stock-based compensation - Effective January 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment." SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the employee service period (usually the vesting period). That cost is measured based on the fair value of the equity or liability instruments issued using the Black-Scholes option pricing model.

Recent accounting pronouncements - In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for our consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. The recognition and disclosure requirements of SFAS No. 158 are effective for our year ended December 31, 2006. The measurement requirements are effective for fiscal years ending December 31, 2009. We do not believe the adoption of SFAS 158 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". Under the provisions of SFAS No. 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt the provisions of SFAS No. 159 effective January 1, 2008. We are currently assessing the impact of the adoption of SFAS No. 159.

In December 2007, the FASB issued a revised standard, SFAS 141R,
"Business Combinations" on accounting for business combinations. The major changes to accounting for business combinations are summarized as follows:

   - SFAS 141R requires that most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination be recorded at "full fair value"
   - Most acquisition-related costs would be recognized as expenses as incurred.
   - Obligations for contingent consideration would be measured and recognized at fair value at the acquisition date.
   - Liabilities associated with restructuring or exit activities are recognized only if they meet the recognition criteria in SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," as of the acquisition date.
   -  An acquisition date gain is reflected for a "bargain purchase."
   - For step acquisitions, the acquirer re-measures its noncontrolling equity investment in the acquiree at fair value as of the date control is obtained and recognizes any gain or loss in income.
   - A number of other significant changes from the previous standard including related to taxes and contingencies.

The statement is effective for business combinations occurring in the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R is not expected to have a material impact on our consolidated financial statements or results of operations.

In December 2007, the FASB issued a revised standard SFAS 160, "Non-controlling Interests in Consolidated Financial Statements," on accounting for non-controlling interests and transactions with non-controlling interest holders in consolidated financial statements.

This statement specifies that non-controlling interests are to be treated as a separate component of equity, not as a liability or other item outside of equity. Because non-controlling interests are an element of equity, increases and decreases in the parent's ownership interest that leave control intact are accounted for as capital transactions rather than as a step acquisition or dilution gains or losses. The carrying amount of the non-controlling interests is adjusted to reflect the change in ownership interests, and any difference between the amount by which the non-controlling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the controlling interest. This standard requires net income and comprehensive income to be displayed for both the controlling and the non-controlling interests. Additional required disclosures and reconciliations include a separate schedule that shows the effects of any transactions with the non-controlling interests on the equity attributable to the controlling interest. The statement is effective for periods beginning on or after December 15, 2008. SFAS 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The adoption of SFAS No. 160 is not expected to have a material impact on our consolidated financial statements or results of operations.

Inflation
---------
Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2008.

Off-Balance Sheet Arrangements
------------------------------
We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PEER REVIEW MEDIATION AND ARBITRATION, INC.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm       28
Consolidated Balance Sheets as of December 31,
 2009 and 2008                                                29
Consolidated Statements of Operations For the
 Years Ended December 31, 2009 and 2008                       30
Consolidated Statements of Stockholders' Equity
 (Deficit) For the Years Ended December 31, 2009 and 2008 31 Consolidated Statements of Cash Flows For the Years
 Ended December 31, 20098 and 20087                           33
Notes to Consolidated Financial Statements                    34

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Peer Review Mediation And Arbitration, Inc.
Boca Raton, Florida

I have audited the accompanying consolidated balance sheets of Peer Review Mediation And Arbitration, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peer Review Mediation And Arbitration, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


Aurora, Colorado            /s/Ronald R. Chadwick, P.C.
March 31, 2010              ---------------------------
                            RONALD R. CHADWICK, P.C.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
CONSOLIDATED BALANCE SHEETS

                                         December 31,    December 31,
                                            2008             2009
                                         -----------     -----------
                                ASSETS
Current assets
  Cash                                  $    53,995     $    27,392
  Accounts receivable                         5,010           6,960
  Marketable securities                          82             162
                                        -----------     -----------
     Total current assets                    59,087          34,514
                                        -----------     -----------
  Fixed assets                               65,621          74,079
  Less accumulated depreciation             (54,255)        (61,582)
  Other assets                                  500             500
                                        -----------     -----------
                                             11,866          12,997
                                        -----------     -----------
Total Assets                            $    70,953     $    47,511
                                        ===========     ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accrued payables                      $   130,309     $   177,683
  Related party payables                  1,976,761       2,362,657
  Notes payable related party
    - current portion                        17,475          53,020
  Notes payable                               8,271               -
  Related party loans                       977,797           2,236
                                        -----------     -----------
     Total current liabilities            3,110,613       2,595,596
                                        -----------     -----------
  Notes payable - related party             175,071               -
                                        -----------     -----------
Total Liabilities                         3,285,684       2,595,596
                                        -----------     -----------
Stockholders' Equity
  Preferred stock, Series II, $.001
   par value; 1,000,000 shares authorized;
   convertible; 1,000,000 issued and
   outstanding                                1,000           1,000
  Common stock, $.001 par value;
   45,000,000 shares authorized;
   8,118,126 (2009), and 8,264,126(2008)
   shares issued and outstanding              8,264           8,386
  Additional paid in capital              6,985,082       9,054,356
  Accumulated deficit                   (10,195,406)    (11,598,237)
  Accumulated other comprehensive
    income (loss)                           (13,671)        (13,590)
                                        -----------     -----------

Total Stockholders' Equity               (3,214,731)     (2,548,085)
                                        -----------     -----------
Total Liabilities and Stockholders'
  Equity                                $    70,953     $    47,511
                                        ===========     ===========

               The accompanying notes are an integral part
                of the consolidated financial statements.

               PEER REVIEW MEDIATION AND ARBITRATION, INC.
       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                        Year Ended      Year Ended
                                        December 31,    December 31,
                                           2008             2009
                                        -----------     -----------

Revenue                                 $    64,965     $    59,251
Cost of sales                                28,722          21,811
                                        -----------     -----------
                                             36,243          37,440
Expenses:
Depreciation                                 10,512           7,477
Selling, general and administrative       1,388,509       1,295,020
                                        -----------     -----------
                                          1,399,021       1,302,497
                                        -----------     -----------
  Loss from operations                   (1,362,778)     (1,265,057)
                                        -----------     -----------
Other income (expense)
  Interest Income                                25             180
  Interest (expense)                        (42,450)       (137,954)
  Realized gain (loss) on securities          1,201               -
                                        -----------     -----------
                                            (41,224)       (137,774)
                                        -----------     -----------
Income (loss) before provision for
  income taxes                           (1,404,002)     (1,402,831)

Provision for income tax                          -               -
                                        -----------     -----------
Net income (loss)                       $(1,404,002)    $(1,402,831)

Other comprehensive income (loss)
  - net of tax

Unrealized gain (loss) on securities         (2,403)             81
                                        -----------     -----------
Comprehensive income (loss)             $(1,406,405)    $(1,402,750)
                                        ===========     ===========
Net income (loss) per share
(Basic and fully diluted)               $     (0.17)    $     (0.17)
                                        ===========     ===========
Weighted average number of common
  shares outstanding                      8,217,001       8,319,882
                                        ===========     ===========

              The accompanying notes are an integral part
               of the consolidated financial statements.

             PEER REVIEW MEDIATION AND ARBITRATION, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               Preferred
                                                            Preferred Stock      Stock
                                          Common Stock         Series I        Series II
                                          ------------      ---------------    ---------
                                                   Amount             Amount
                                                   $.001              $.001
                                          Shares     par    Shares     par       Shares
                                          ------   ------   ------    ------     ------
Balances at December 31, 2007          8,118,126  $ 8,118        -   $      -   1,000,000
Sales of common stock - cash              96,000       96        -          -           -
Sales of common stock- cash ($50)
    and services (184,950)                50,000       50        -          -           -
Sales of common stock options-cash             -        -        -          -           -
Sales of common stock options-services         -        -        -          -           -
Unrealized gain (loss) on securities           -        -        -          -           -
                                       ---------  -------  -------   --------  ----------
Income (loss) for the period                   -        -        -          -           -

Balances at December 31, 2008          8,264,126  $ 8,264        -  $       -   1,000,000
Compensatory stock issuances               5,505        5        -          -           -
Warrant exercises - cash                  66,686       67        -          -           -
Warrant exercises - paid by debt
  conversion                              50,000       50        -          -           -
Unrealized gain (loss) on securities
Income (loss) for the period
                                       ---------  -------  -------   --------  ----------
Balance at December 31, 2009           8,386,317   $8,386        -   $      -   1,000,000

              PEER REVIEW MEDIATION AND ARBITRATION, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              Continued

                                Preferred
                                  Stock
                                 Series II                         Compre-       Stock-
                                ---------  Paid In    Accumulated  hensive      holders'
                                  Amount   Capital      Deficit  Income(loss)    Equity
                                  ------   -------      -------     ------       ------

Balances at December 31, 2007     $1,000  $6,367,728  $(8,791,404) $(11,268) $(2,425,826)
Sales of common stock - cash           -     425,104            -         -      425,200
Sales of common stock- cash ($50)
    and services ($184,950)            -     184,950            -         -      185,000
Sales of common stock options
 -cash                                 -       4,800            -         -        4,800
Sales of common stock options
 -services                             -       2,500            -         -        2,500
Unrealized gain (loss) on
 securities                            -           -            -    (2,403)      (2,403)
                                  ------  ----------  -----------  --------  -----------
Income (loss) for the period           -           -   (1,404,002)        -   (1,404,002)

Balances at December 31, 2008     $1,000  $6,985,082 $(10,195,406) $(13,671) $(3,214,731)
Compensatory stock issuances                  27,520                              27,525
Warrant exercises - cash                   1,166,804                           1,166,871
Warrant exercises - paid by debt
  conversion                                 874,950                             875,000
Unrealized gain (loss) on securities                                     81          81

Income (loss) for the period                           (1,402,831)            (1,402,831)
                                  ------  ---------- ------------  --------  -----------
Balance at December 31, 2009      $1,000  $9,054,356 $(11,598,237) $(13,590) $(2,548,085)
                                  ======  ========== ============  ========  ===========

           The accompanying notes are an integral part of the consolidated financial statements.

             PEER REVIEW MEDIATION AND ARBITRATION, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Year Ended      Year Ended
                                           December 31,    December 31,
                                              2008             2009
                                           -----------     -----------
Cash Flows From Operating Activities:
Net income (loss)                          $(1,404,002)    $(1,402,831)

Adjustments to reconcile net income to
 net cash provided by (used for) operating
 activities:
  Depreciation                                  10,512           7,327
  Accounts receivable                           (5,010)         (1,950)
  Accrued payables                              56,050        (108,632)
  Related party payables                       347,646         385,896
  Compensatory equity issuances                187,450          27,525
  Realized (gain) loss on sale of securities    (1,201)              -
                                           -----------     -----------
    Net cash provided by (used for)
     operating activities                     (808,555)     (1,092,665)
                                           -----------     -----------
Cash Flows From Investing Activities:
  Fixed assets                                       -          (8,458)
  Sales of marketable securities                 2,348               -
                                           -----------     -----------
    Net cash provided by (used for)
     investing activities                        2,348          (8,458)
                                           -----------     -----------

                     (Continued on Following Page)


              The accompanying notes are an integral part
               of the consolidated financial statements.

           PEER REVIEW MEDIATION AND ARBITRATION, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                   (Continued From Previous Page)

                                           Year Ended      Year Ended
                                           December 31,    December 31,
                                              2008             2009
                                           -----------     -----------
Cash Flows From Financing Activities:
Notes payable - borrowings                                    40,000
Notes payable - payments                      (27,593)       (68,976)
Related party loans                           259,489        (63,375)
Sales of common stock                         425,250
Sales of options                                4,800
Option Exercises                                           1,166,871
                                          -----------    -----------
Net cash provided by (used for)
financing activities                          661,946      1,074,520
                                          -----------    -----------

Net Increase (Decrease) in Cash              (144,261)       (26,603)
Cash At The Beginning Of The Period           198,256         53,995
                                          -----------    -----------
Cash at the End of the Period             $    53,995    $    27,392
                                          ===========    ===========

Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------
In 2008 the Company sold 50,000 common shares for $50 in cash and $184,950 in services, and 50,000 common stock options for $2,500 in services. In 2009 related parties converted $719,749 of payables into notes payable, then contributed $875,000 in principal and accrued note interest to capital as payment for 50,000 exercised options.

Supplemental Disclosure

Cash paid for interest                    $    19,959    $    20,482
Cash paid for income taxes                $         -    $         -


            The accompanying notes are an integral part
             of the consolidated financial statements.

         PEER REVIEW MEDIATION AND ARBITRATION, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 2008 and 2009

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

Peer Review Mediation And Arbitration, Inc. ("PRMA", the "Company"), was incorporated in the State of Florida on April 16, 2001. The Company provides peer review services and expertise to law firms, medical practitioners, insurance companies, hospitals and other organizations in regard to personal injury, professional liability and quality review.

Principles of consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of PRMA and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------
The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Income tax
----------
The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2008 and 2009 the Company had net operating loss carryforwards of approximately $10,200,000 and $11,600,000 which begin to expire in 2021. The deferred tax asset of approximately $4,000,000 and $4,500,000 in 2008 and 2009 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2008 and 2009 was $547,561 and $547,104.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2008

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Net income (loss) per share
---------------------------
The net income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Property and equipment
----------------------
Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. At December 31, 2008 and 2009 the Company had an office equipment balance of $65,621 and $74,079 with corresponding accumulated depreciation of $54,255, and $61,582. Depreciation expense for 2008 and 2009 was $10,512, and $7,477.

Revenue recognition
-------------------
Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectibility is reasonably assured. The Company's revenues to date have been earned primarily from consulting fees for arranging medical expert insurance case review.

Financial Instruments
---------------------
The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and due to related parties, as reported in the accompanying balance sheets, approximates fair value.

Long-Lived Assets
-----------------
In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

              PEER REVIEW MEDIATION AND ARBITRATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2008 and 2009

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Products and services, geographic areas and major customers
-----------------------------------------------------------
The Company derives revenue from fees paid by users and subscribers for access to and use of the Company's database of consulting professionals, and for quality review of insurance cases, although it does not separate these activities into operating segments. The
Company's sales are external and domestic.

Marketable Securities
---------------------
The Company's marketable securities are classified as available-for-sale, are presented in the balance sheets at fair market value, and consist entirely of equity securities. Gains and losses are determined using the specific identification method. The change in unrealized gains and losses in 2008 and 2009 was $(2,403), and $81.

Comprehensive income (loss)
--------------------------
The Company accounts for comprehensive income (loss) under ASC 220, which establishes standards for reporting and display of comprehensive income and its components. Unrealized gains (losses) from marketable securities are reported as other comprehensive income (loss) in the consolidated statements of income and comprehensive income and as accumulated other comprehensive income (loss) in stockholders' equity.

Stock based compensation
------------------------
The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.


NOTE 2. RELATED PARTY TRANSACTIONS

As of December 31, 2008 and 2009 the Company owed related parties
$1,976,761 and $2,362,657 for operating payables. The Company also owed related parties at each date $977,797 and $2,236 for working capital loans.

During the year ended December 31, 2008 the Company issued 10,000 common shares and 10,000 warrants to a related party for $50 in cash and $37,450 in services. In 2009 related parties converted $719,749 of

             PEER REVIEW MEDIATION AND ARBITRATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2008 and 2009

NOTE 2. RELATED PARTY TRANSACTIONS continued

payables into notes payable, then contributed $875,000 in principal and accrued interest to capital as payment of 50,000 options exercised at $17.50 per share.


NOTE 3. LEASE COMMITMENTS
-------------------------
The Company rents space under an office lease from a corporation controlled by an officer. The lease expires in 2011, is noncancellable, and carries no additional renewal option. The required monthly payment is $14,000 plus costs of approximately $5,158 per month. Rent expense incurred under the lease in 2008 and 2009 was approximately $238,000 each year. Subsequent to December 31, 2009 future minimum payments under the lease are approximately $460,000 including $238,296 in 2010 and $218,438 in 2011. The Company also carries various equipment leases which run through November 2010, requiring monthly payments of $757 per month plus costs. The equipment leases are classified as operating leases. Rent expense incurred under the leases in 2008 and 2009 was approximately $11,000 each year. Subsequent to December 31, 2009 future minimum payments under the equipment leases are approximately $7,445 in 2010.


NOTE 4. NOTES PAYABLE

At December 31, 2008 the Company had a note payable to a bank of $8,271 which was retired in 2009. Interest expense under the note for the years ended December 31, 2008 and 2009 was $1,027 and $149 respectively. Accrued interest related to the note payable was $33 at December 31, 2008.

At December 31, 2008 and 2009 the Company had a note payable to a related party of $192,546 and $26,510. The note bears interest at approximately 10%, is unsecured, requires monthly principal and interest payments of $3,125, and is due in full in December 2010. Interest expense under the note for the years ended December 31, 2008 and 2009 was $22,190 and $20,260. During 2009 the note holder converted $152,189 in principal and interest to capital as part of an $875,000 option exercise amount. Accrued interest related to the note payable was $3,398 at December 31, 2008, and none at December 31, 2009. Future required principal payments under the note by year are: 2010 $26,510.

In 2009 related parties lent the Company $40,000 and converted $719,749 in operating payables due them into notes payable, unsecured, due on demand and bearing interest at 9.5% per annum. The notes accrued interest of $33,072. During 2009 the related parties received principal

             PEER REVIEW MEDIATION AND ARBITRATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2008 and 2009

NOTE 4. NOTES PAYABLE continued

payments of $43,500 and converted $722,811 in principal and interest to capital as part of an $875,000 option exercise amount, leaving a year end principal balance of $26,510.

NOTE 5.  STOCKHOLDERS' EQUITY

Common stock
------------
The Company as of December 31, 2008 and 2009 had 45,000,000 shares of authorized common stock, $.001 par value, with 8,264,126 and 8,386,317 shares issued and outstanding.

Preferred stock
---------------
The Company as of December 31, 2008 and 2009 had 5,000,000 shares of authorized preferred stock, out of which 1,000,000 shares have been designated as Series I convertible preferred stock ("Series I"). The Series I has a par value $.001, is convertible into nine shares of the Company's common stock with no further consideration, and is issuable upon terms and conditions as may be designated by the Board of Directors at or prior to issuance. No Series I shares were outstanding as of December 31, 2008 and 2009. A further 1,000,000 shares have been designated as Series II convertible preferred stock ("Series II"). The Series II has a par value $.001, and is convertible into one share of the Company's common stock one year after the first public market trading date of PRMA's common stock with no further consideration.


1,000,000 Series II shares were outstanding as of December 31, 2008 and 2009. In addition, the Company has designated 1,000,000 shares as Series III convertible preferred stock ("Series III"). The Series III has a par value of $.001, and is convertible into one share of the Company's common stock at any time with no further consideration, and automatically converts to common stock on the third anniversary of the issue date. No Series III shares were outstanding as of December 31, 2008 and 2009.

Stock options
-------------
At December 31, 2008 and 2009 the Company had stock options outstanding as described below.

Non-employee stock options
--------------------------
The Company accounts for non-employee stock options under ASC 718, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments

           PEER REVIEW MEDIATION AND ARBITRATION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2008 and 2009

NOTE 5.  STOCKHOLDERS' EQUITY (Continued):

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

During the year ended December 31, 2009, option holders exercised 66,686 options at $17.50 per share (the initial public offering price of the Company's common stock) for cash of $1,166,871, and exercised a further 50,000 options at $17.50 a share for contributed capital on debt relief by related parties of $875,000. No options expired or were canceled, leaving a December 31, 2009 balance of 207,254 non-employee stock options outstanding. The option expiration term on all the options was changed in 2009 to be at the discretion of the Board, and thus the options currently have no expiration date.

Employee stock options

The Company accounts for employee stock options under ASC 718. Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding in 2008 and 2009.

Stock option plan

As part of an overall Company compensation program, the Company in May 2001 adopted a stock option plan called "The Peer Review Mediation And Arbitration, Inc. 2001 Stock Option Plan ("the Plan"). The Plan provides a means whereby directors and officers, employees, consultants, contractors and others may be granted incentive stock options and/or nonqualified stock options to purchase shares of the Company's common stock, in order to attract and retain the services of such persons. The number of shares subject to option under this Plan cannot exceed 1,500,000. The conditions of each option grant, including exercise price and length of term, shall be set by the Plan administrator. In no event shall the term of any incentive stock option under the Plan exceed ten years, or five years if granted to an optionee owning 10% or more of the stock of the Company. As of December 31, 2008 and 2009 no options had been granted under the Plan.

           PEER REVIEW MEDIATION AND ARBITRATION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2008 and 2009

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


NOTE 7.  GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure controls and procedures
----------------------------------
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange
Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls over financial reporting during the fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Management Report on Internal Control over Financial Reporting
--------------------------------------------------------------
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

   - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

   - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

   - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in Internal Control-
Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO).

Based on an assessment carried out during the period December 21-22, 2009, management believes that, as of December 31, 2009, our internal control over financial reporting was effective.


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

                                PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.                         Description
-----------                         -----------
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

Exhibit
Number                Description
-------               -----------
3.1          Articles of Incorporation(1)
3.1.1        Amendment to Articles of Incorporation(1)
3.2          Restated By-Laws adopted April 2006(1)
3.3          Specimen stock Certificate(1)
10.1         Agreement for Exchange of Shares Between Registration and
              Independent Review, Inc. dated February 11, 2005(1)
10.2         Employment Agreement Between the Registrant and Willis
              Hale dated January 1, 2007(2)
10.3         Form of Priority Stock Option Agreement(3)
10.4         Form of Subscriber/Member Agreement(4)
10.5         Form of Advisory Board Member Agreement(5)
10.6         Commercial Lease dated December 1, 2001 Between the
              Registrant and 5th Avenue Real Estate Development, Inc. and Renewals Thereof(6)
10.7         Form of Lock Up Agreement (included in Registrant's
              Subscription Agreement & Investment Letter)(10)
21.1         List of Subsidiaries(10)
99           Privacy Policy of Registrant(7)
99.1         Letter of Intent between the Registrant and Dana Mediation
              Institute, Inc. dated May 2 2008 to acquire Mediation
             Training Institute International(8)
99.2         Letter of Intent between the Registrant and AmeriMed
              Corporation dated July 11, 2008 to acquire AmeriMed Corporation by ProMed Alliance, Inc., subsidiary of the Registrant(8)
99.3         Letter of Intent between the Registrant and Max Systems,
              Inc. dated April 24, 2008 to acquire Max Systems, Inc.(8)
99.4         Consent Order Issued August 14, 2006 by the Georgia
              Commissioner of Securities in Case Number ENSCF-00033(9)

--------------

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


Date:  April 1, 2010

PEER REVIEW MEDIATION AND ARBITRATION, INC.


By: /s/ Willis Hale
    ---------------
    Willis Hale, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                      Title                      Date
   ---------                      -----                      ----

/s/Willis Hale          Chief Executive Officer,         April 1, 2010
--------------------    President, and Director
Willis Hale

/s/Marc E. Combs        Chief Financial Officer,         April 1, 2010
--------------------    Principal Accounting Officer
Marc E. Combs                  Director