Form 10-Q
period 2010-03-31
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2010-05-13
CIK 1311627

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                Form 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to _________________

                      Commission File Number:  000-52712

                   PEER REVIEW MEDIATION AND ARBITRATION, INC.
               (Exact name of registrant as specified in its charter)

Florida						  65-1126951
(State or other jurisdiction          (IRS Employer Identification No.)
of incorporation or organization)

                      1450 S. Dixie Highway, Ste. 201
                         Boca Raton, Florida 33432
                  (Address of principal executive offices)
                                (561) 347-1178
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes __X__   No ____.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]






Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

As of May 6, 2010, there were 8,406,338 shares of Peer Review Mediation and Arbitration, Inc. Common Stock, $0.001 par value per share, issued and outstanding.

P
A
R
T

I

-

F
I
N
A
N
C
I
A
L

I
N
F
O
R
M
A
T
I
O
N
I
t
e
m

1
..

F
i
n
a
n
c
i
a
l

S
t
a
t
e
m
e
n
t
s

(
U
n
a
u
d
i
t
e
d
)

3
I
t
e
m

2
..

M
a
n
a
g
e
m
e
n
t
'
s

D
i
s
c
u
s
s
i
o
n

a
n
d

A
n
a
l
y
s
i
s

o
f


F
i
n
a
n
c
i
a
l

C
o
n
d
i
t
i
o
n

a
n
d

R
e
s
u
l
t
s

o
f

O
p
e
r
a
t
i
o
n
s

8
I
t
e
m

3
..

Q
u
a
n
t
i
t
a
t
i
v
e

a
n
d

Q
u
a
l
i
t
a
t
i
v
e

D
i
s
c
l
o
s
u
r
e

A
b
o
u
t


M
a
r
k
e
t

R
i
s
k

1
0
I
t
e
m

4
T
..

C
o
n
t
r
o
l
s

a
n
d

P
r
o
c
e
d
u
r
e
s

1
0

P
A
R
T

I
I

-

O
T
H
E
R

I
N
F
O
R
M
A
T
I
O
N
I
t
e
m

1
..

L
e
g
a
l

P
r
o
c
e
e
d
i
n
g
s

1
1
I
t
e
m

1
A
..

R
i
s
k

F
a
c
t
o
r
s

1
1
I
t
e
m

2
..

U
n
r
e
g
i
s
t
e
r
e
d

S
a
l
e
s

o
f

E
q
u
i
t
y

S
e
c
u
r
i
t
i
e
s

a
n
d

U
s
e


o
f

P
r
o
c
e
e
d
s

1
1
I
t
e
m

3
..

D
e
f
a
u
l
t
s

u
p
o
n

S
e
n
i
o
r

S
e
c
u
r
i
t
i
e
s

1
1
I
t
e
m

4
..

S
u
b
m
i
s
s
i
o
n

o
f

M
a
t
t
e
r
s

t
o

a

V
o
t
e

o
f

S
e
c
u
r
i
t
y


H
o
l
d
e
r
s

1
1
I
t
e
m

5
..

O
t
h
e
r

I
n
f
o
r
m
a
t
i
o
n

1
1
I
t
e
m

6
..

E
x
h
i
b
i
t
s

1
1

S
I
G
N
A
T
U
R
E
S



































































































                              Table of Contents

                                                             Page
                                                             ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      10
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        12
Item 4T. Controls and Procedures                              12

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    14
Item 1A. Risk Factors                                         14
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        14
Item 3.  Defaults upon Senior Securities                      14
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            14
Item 5.  Other Information                                    14
Item 6.  Exhibits                                             14

SIGNATURES

                       PART I - FINANCIAL INFORMATION

                 PEER REVIEW MEDIATION AND ARBITRATION, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                 March 31,    Dec. 31,
                                                   2010         2009
                                                 --------     -------
                                               (Unaudited)

                     ASSETS

Current assets
  Cash                                        $   27,392    $   67,535
  Accounts receivable                              6,960         8,260
  Marketable securities                              162           156
      Total current assets                        34,514        75,951

Fixed assets                                      74,079        75,291
  Less accumulated depreciation                  (61,582)      (65,859)
  Other assets                                       500           500
                                              ----------    ----------
                                                  12,997         9,932
                                              ----------    ----------
Total Assets                                  $   47,511    $   85,883
                                              ==========    ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accrued payables                            $  177,583    $  254,194
  Related party payables                       2,362,657     2,484,731
  Notes payable related party
   - current portion                              53,020        24,184
  Related party loans                              2,336         2,336
      Total current liabilities                2,595,596     2,765,445
                                              ----------    ----------
Total Liabilities                              2,595,596     2,765,445
                                              ----------    ----------
Stockholders' Equity
  Preferred stock, Series II, $.001 par
   value; 1.000,000 shares authorized;
   convertible; 1,000,000 issued and
   outstanding                                     1,000        1,000
  Common stock, $.001 par value; 45,000,000
   shares authorized; 8,386,317 (2009) &
   8,403,287 (2010)                                8,386        8,403
  Additional paid in capital                   9,054,356    9,351,327
  Accumulated deficit                        (11,598,237) (12,026,696)
  Accumulated other comprehensive income
   (loss)                                        (13,590)     (13,596)
                                              ----------   ----------
Total Stockholders' Equity                    (3,214,731)  (2,679,562)
                                              ----------   ----------

Total Liabilities and Stockholders' Equity    $   47,511   $   85,883
























































































































































































































































                                              ==========   ==========

             The accompanying notes are an integral part
              of the consolidated financial statements.

                 PEER REVIEW MEDIATION AND ARBITRATION, INC.
         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                            Three Months   Three Months
                                                Ended         Ended
                                           Mar. 31, 2009  Mar. 30, 2010
                                            -------------  ------------

Revenue                                       $   12,160    $   12,906
Cost of sales                                      4,152         5,102
                                              ----------    ----------
                                                   8,008         7,804
Expenses:
  Depreciation                                     2,611         4,277
  Selling, general and administrative            302,376       373,131
                                              ----------    ----------
                                                 304,987       377,408
                                              ----------    ----------
Loss from operations                            (296,979)     (369,604)
                                              ----------    ----------
Other income (expense)
  Interest income                                    134             -
  Interest (expense)                             (23,226)      (58,855)
                                              ----------    ----------
                                                 (23,092)      (58,855)
                                              ----------    ----------
Income (loss) before provision
  for income taxes                              (320,071)     (428,459)

Provision for income tax                               -             -
                                              ----------    ----------
Net income (loss)                             $ (320,071)   $ (428,459)

Other comprehensive income
   (loss) net of tax
Unrealized gain (loss) on securities                   -            (6)
                                              ----------    ----------
Comprehensive income (loss)                   $ (320,071)   $ (428,465)
                                              ==========    ==========
Net income (loss) per share
(Basic and fully diluted)                     $    (0.04)   $    (0.05)
                                              ==========    ==========
Weighted average number of
     common shares outstanding                 8,264,126     8,394,802






























































































































































































































































































































                                              ==========    ==========

                The accompanying notes are an integral part
                 of the consolidated financial statements.

                     PEER REVIEW MEDIATION AND ARBITRATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                            Three Months   Three Months
                                                Ended         Ended
                                           Mar. 31, 2009  Mar. 30, 2010
                                           -------------  -------------
Cash Flows From Operating Activities:
  Net income (loss)                         $  (320,071)   $  (428,459)
  Adjustments to reconcile net income
   to net cash provided by (used for)
   operating activities:
    Depreciation                                  2,611          4,277
    Accounts receivable                             460         (1,300)
    Accrued payables                             13,493         76,611
    Related party payables                       99,524        122,074
                                             ----------     ----------
      Net cash provided by (used for)
       operating activities                    (203,983)      (226,797)
                                             ----------     ----------
Cash Flows From Investing Activities:
  Fixed Assets                                        -         (1,212)
                                             ----------     ----------
      Net cash provided by (used for)
        investing activities                          -         (1,212)
























































































































                                             ----------     ----------
Cash Flows From Financing Activities:
  Notes payable - payments                      (10,715)       (28,836)
  Related party loans - borrowings              223,000              -
  Related party loans - payments                (31,837)             -
  Option Exercises                                    -        296,988
                                             ----------     ----------
      Net cash provided by (used for)
       financing activities                     180,448        268,152
                                             ----------     ----------
Net Increase (Decrease) In Cash                 (23,535)        40,143
Cash At The Beginning Of The Period              53,995         27,392
                                             ----------     ----------
Cash At The End Of The Period                $   30,460     $   67,535
                                             ==========     ==========

Schedule of Non-Cash Investing and
 Financing Activities































































































































  None

Supplemental Disclosure
  Cash paid for interest                     $    1,001     $    1,293
  Cash paid for income taxes                 $        -     $        -



















































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

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities

               PEER REVIEW MEDIATION AND ARBITRATION, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheet, approximates fair value.

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

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
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

Results Of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2010 and 2009

Sales were $12,906 for the quarter ended March 31, 2010, as compared to sales of $12,160 for the quarter ended March 31, 2009, an increase of $746, or 6.1%. These revenues were generated by our subsidiary, IRI, which handles medical denied insurance cases for the Texas Department of Insurance. The slight increase was due to increased business activity. The business in Texas is independent medical review, and we intend to use our network of physicians to provide other types of services, including case management, expert witness, peer review and quality review. These additional types of service are expected to access demand that we currently are not accessing, and allow us to use our network of physicians to create additional revenue. We also plan to expand geographically, so as not to be limited to the opportunity in the Texas market. Selling regionally and nationally is expected to allow us to generate increased revenue. There can be no assurances that we will be able to expand, or that such expansion will result in increased revenues.

Cost of sales was $5,102 for the quarter ended March 31, 2010, as compared to cost of sales of $4,152 for the comparable period in 2009, an increase of $950 or 22.9%. Cost of sales increased due to an increase in revenues.

For the quarter ended March 31, 2010, we incurred operating expenses of $377,408, which included selling, general and administrative expenses of $373,131, compared to operating expense of $304,987 during the quarter ended March 31, 2009, which included selling, general and administrative expenses of $302,376 for the same period last year, or a 23.4% increase in selling, general and administrative expense, principally because of increased business activity. Selling, general and administrative expenses during the quarter ended March 31, 2010, consisted of $42,298 in physician recruitment, $28,199 in administrative expense, $23,499 in operational expense, $14,618 in IT maintenance, $59,574 in rent, $72,000 in officers and directors compensation, $19,850 in consulting fees, $58,855 in interest expense, $4,250 in telephone expense, $24,075 in legal and & professional fees, $7,815 in utilities and maintenance, $5,686 in office supplies, $3,285 in promotion and advertising, and $4,403 in miscellaneous fees. Depreciation and amortization expense increased to $4,277 during the quarter ended March 31, 2010, compared with that of $2,611 for the same period in 2009.

As a result, we incurred a loss of $428,465 during quarter ended March 31, 2010, or ($0.05) per share, compared with a loss of $320,071 during the quarter ended March 31, 2009, or ($0.04) per share.

Liquidity And Capital Resources

At March 31, 2010, we had $67,691 in cash and marketable securities.

During the quarter ending March 31, 2010, operations were funded through the exercise of our outstanding Common Stock Purchase Options. On April 2, 2009 our registration statement was deemed effective by the SEC wherein we registered 323,940 shares of our Common Stock that underlie previously issued purchase options. As of the date of this report we have received an aggregate of $2,392,373 from the exercise of these Purchase Option and issued 136,707 shares of our Common Stock as a result. It is management's intent to use the funds generated by the exercising of these options to execute the business plan. described in the "Business" section of our registration statement and to support continuing operations.

The net cash used in operating activities for the quarter ended March 31, 2010 was $226,797. The net cash provided from financing activities for the quarter ended March 31, 2010 was $268,152. We had $67,691 in cash and cash equivalents as of March 31, 2010, compared to $30,542 in cash and cash equivalents as of March 31, 2009. We had $8,260 in account receivables as of March 31, 2010, as compared to $4,550 at March 31, 2009.

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

Not applicable.

ITEM 4T. Controls and Procedures

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial
Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting - There were no changes in the Company's internal control over financial reporting during the first quarter of 2010, which were identified in conjunction with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Exhibit
No.
Description

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEER REVIEW MEDIATION AND ARBITRATION, INC.


Dated:  May 13, 2010

By:   /s/Willis Hale
      -----------------------
Willis Hale, Chief Executive Officer


2
3