Form 10-Q
period 2010-06-30
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2010-08-06
CIK 1311627

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2010

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

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

Large accelerated filer [ ]                      Accelerated filer [ ]
Non-accelerated filer [ ]                Smaller reporting company [X]
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]   No  [X]

As of August 5, 2010, there were 8,442,860 shares of Peer Review
Mediation and Arbitration, Inc. Common Stock, $0.001 par value per share, issued and outstanding.

                                 PART I
                         FINANCIAL INFORMATION

Item 1. Financial Statements                                     4

 Consolidated Balance Sheets as of June 30, 2010 (unaudited)
  and December 31, 2009                                          4
 Consolidated Statements of Operations for the
  Six Months Ended June 30, 2010 and 2009 (unaudited)            6
 Consolidated Statements of Cash Flows for the
  Six Month Periods Ended June 30, 2010 and 2009
 (unaudited)                                                     7
 Notes to Consolidated Financial Statements (unaudited)          8

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                           11

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk                                                   13

Item 4. Controls and Procedures                                 14

                                PART II
                           OTHER INFORMATION

Item 1. Legal Proceedings                                       15

Item 2. Unregistered Sales of Equity Securities and
  Use of Proceeds                                               15

Item 3. Defaults Upon Senior Securities                         15

Item 4. Submission of Matters to a Vote of Security Holders     15

Item 5. Other Information                                       15

Item 6. Exhibits                                                16

Signatures                                                      16

PART I - FINANCIAL INFORMATION

              PEER REVIEW MEDIATION AND ARBITRATION, INC.
                     CONSOLIDATED BALANCE SHEETS

                                             June 30,      Dec. 31,
                                               2010          2009
                                             -------       -------
                                           (Unaudited)

                                ASSETS

Current assets
  Cash                                    $    27,392    $   102,698
  Accounts receivable                           6,960         45,910
  Inventory                                         -         22,294
  Marketable securities                           162            110
                                          -----------    -----------
      Total current assets                     34,514        171,012
                                          -----------    -----------
  Fixed assets                                 74,079        328,522
   Less accumulated depreciation              (61,582)       (72,193)
  Intangible Assets                                 -        275,000
  Other assets                                    500            500
                                          -----------    -----------
                                               12,997        531,829
                                          -----------    -----------
Total Assets                              $    47,511    $   702,841
                                          ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accrued payables                        $   177,583    $   364,095
  Related party payables                    2,362,657      2,601,955
  Notes payable related party
   - current portion                           53,020        202,675
  Related party loans                           2,336          5,611
                                          -----------    -----------
          Total current liabilities         2,595,596      3,174,336
                                          -----------    -----------
Total Liabilities                           2,595,596      3,174,336
                                          -----------    -----------
Stockholders' Equity
  Preferred stock, Series II, $.001 par
   value; 1,000,000 shares authorized;
   convertible; 1,000,000 issued and
   outstanding                                  1,000          1,000
  Common stock, $.001 par value; 45,000,000
   shares authorized; 8,386,317 (2009) and
   8,403,287 (2010)                             8,386          8,435
  Additional paid in capital                9,054,356      9,999,047
  Accumulated deficit                     (11,598,237)   (12,466,355)

  Accumulated other comprehensive income
   (loss)                                     (13,590)       (13,642)
                                          -----------    -----------
Total Stockholders' Equity                  3,214,731     (2,471,495)
                                          -----------    -----------
Total Liabilities and Stockholders'
  Equity                                  $    47,511    $   702,841
                                          ===========    ===========

              The accompanying notes are an integral part of the consolidated financial statements.

                PEER REVIEW MEDIATION AND ARBITRATION, INC.
         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                             (Unaudited)

                               Three Months    Three Months    Six Months    Six Months
                                   Ended           Ended          Ended         Ended
                              June 30, 2009   June 30, 2010  June 30, 2009  June 30, 2010
                              -------------   -------------  -------------  -------------
Revenue                        $  17,311        $  69,630      $  29,471     $  82,536
Cost of sales                      7,148           20,318         11,300        25,420
                               ---------        ---------      ---------     ---------
                                  10,163           49,312         18,171        57,116
Expenses:
 Depreciation                      2,541            6,334          5,152        10,611
 Selling, general and
  administrative                 357,855          418,888        657,546       792,019
                               ---------        ---------      ---------     ---------
                                 360,396          425,222        662,698       802,630
                               ---------        ---------      ---------     ---------
Loss from operations            (350,233)        (375,910)      (644,527)     (745,514)
                               ---------        ---------      ---------     ---------
Other income (expense)
 Interest income                       -                -            134             -
 Interest (expense)              (45,403)         (63,729)       (72,947)     (122,584)
 Realized gain (loss) on
  securities                           -                -              -             -
                               ---------        ---------      ---------     ---------
                                 (45,403)         (63,729)       (72,813)     (122,584)
                               ---------        ---------      ---------     ---------
 Income (loss) before provision
   for income taxes             (395,636)        (439,639)      (717,340)     (868,098)

Provision for income tax               -                -              -             -
                               ---------        ---------      ---------     ---------
Net income (loss)              $(395,636)       $(439,639)     $(717,340)    $(868,098)

Other comprehensive income
(loss) - net of tax
  Unrealized gain (loss) on
    securities                        64             (46)             64           (52)
                               ---------       ---------       ---------     ---------
Comprehensive income (loss)    $(395,572)      $(439,685)      $(717,276)    $(868,150)
                               =========       =========       =========     =========
Net income (loss) per share
(Basic and fully diluted)      $   (0.05)      $   (0.05)      $   (0.09)    $   (0.10)
                               =========       =========       =========     =========
Weighted average number of
common shares outstanding      8,290,227       8,422,994       8,277,176     8,408,898
                               =========       =========       =========     =========

               The accompanying notes are an integral part
                of the consolidated financial statements.

                 PEER REVIEW MEDIATION AND ARBITRATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)

                                           Six Months     Six Months
                                              Ended          Ended
                                         June 30, 2009   June 30, 2010
                                         -------------   -------------

Cash Flows From Operating Activities:
  Net income (loss)                        $(717,340)      $(868,098)

  Adjustments to reconcile net income
   to net cash provided by (used for)
   operating activities:
    Depreciation                               5,152          10,611
    Accounts receivable                         (840)        (38,950)
    Accrued payables                          40,142         186,512
    Related party payables                   187,124         239,298
    Compensatory stock issuances              25,275               -
                                           ---------       ---------
      Net cash provided by (used for)
       operating activities                 (460,487)       (470,627)
                                           ---------       ---------
Cash Flows From Investing Activities:
  Securities purchases                           (26)              -
  Fixed asset purchases                       (1,985)         (1,212)
                                           ---------       ---------
      Net cash provided by (used for)
       investing activities                   (2,011)         (1,212)
                                           ---------       ---------
Cash Flows From Financing Activities:
  Notes payable - payments                   (14,430)        (40,345)
  Related party loans - net                  561,708           3,275
  Option Exercises                                 -         584,215
                                           ---------       ---------
      Net cash provided by (used for)
       financing activities                  547,278         547,145
                                           ---------       ---------
Net Increase (Decrease) In Cash               84,780          75,306
Cash At The Beginning Of The Period           53,995          27,392
                                           ---------       ---------
Cash At The End Of The Period              $ 138,775       $ 102,698
                                           =========       =========

Schedule of Non-Cash Investing and Financing Activities
  None

Supplemental Disclosure

Cash paid for interest                     $  12,010       $   6,087
Cash paid for income taxes                 $       -       $       -

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


NOTE 2.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were issued.

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

Our service enables subscribers, attorneys, insurance claims agents, healthcare providers and consumers the ability to efficiently search and engage medical experts for a variety of medical consulting projects. PRMA maintains a network of independent physicians as members of its Peer Review Board, available to assist in areas such as: expert medical opinions and testimony, legal case evaluation and strategy, assessment of damages, case valuation, medical peer review and chart review, independent medical review, quality and utilization review, medical case management, and medical second opinion. In addition, we offer a diverse program of technology and innovation services as member benefits to our member physicians through Pro-Med Alliance, our wholly-owned subsidiary. Our Document Management Division has begun to generate revenue, and is the first initiative under the Pro-Med Alliance subsidiary to show revenue.

Results Of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2010 and 2009

Sales were $69,630 for the three months ended June 30, 2010, as compared to sales of $15,030 for the three months ended June 30, 2009, an increase of $52,319, or 302.2%. This increase in revenue for the three months ending June 30, 2010 is due to the transition the Company has made from developmental to operational, and due to the additional revenue provided by our Document Management Division.

Cost of sales was $20,318 for the three months ended June 30, 2010, as compared to cost of sales of $7,148 for the comparable period in 2009, an increase of $13,170, or 184.2%. Cost of sales increased due to the corresponding increase in revenues.

For the three months ended June 30, 2010, we incurred operating expenses of $425,222, which included selling, general and administrative expenses of $418,888, compared to operating expense of $360,396 during the three months ended June 30, 2009, which included selling, general and administrative expenses of $357,855 for the same period last year, or a 17.1% increase in selling, general and administrative expense. This increase is due an increase in business activity as the Company continues to execute its business plan. Selling, general and administrative expenses during the three months ended June 30, 2010, consisted of $83,565 in physician recruitment, $55,710 in administrative expense, $46,425 in operational expense, $38,889 in IT maintenance, $63,448 in rent, $79,714 in officers and directors compensation, $18,850 in consulting fees, $6,173 in telephone, $13,500 in legal and & professional fees, $909 in utilities and maintenance, $6,024 in office supplies, $4,163 in promotion and advertising, and $4,774 in interest expense. Depreciation and amortization expense increased to $6,334 during the three months ended June 30, 2010, compared with that of $2,541 for the same period in 2009. The increase in depreciation and amortization expense was primarily due to an increase in fixed assets, associated primarily with asset acquisitions.

As a result, we incurred a loss of ($439,685) during three months ended June 30, 2010, or ($0.05) per share, compared with a loss of ($395,572) during the three months ended June 30, 2009, or ($0.05) per share.

Comparison of Results of Operations for the Six Months Ended June 30, 2010 and 2009

Sales were $82,536 for the six months ended June 30, 2010, as compared to sales of $29,471 for the six months ended June 30, 2009, an increase of $53,065, or 180.1%. Our increase in revenues during the six months ended June 30, 2010 is due to the transition the Company has made from developmental to operational, and due to the additional revenue provided our Document Management Division.

Cost of sales was $25,420 for the six months ended June 30, 2010, as compared to cost of sales of $11,300 for the comparable period in 2009, an increase of $14,120, or 125.0%. Cost of sales increased due to the corresponding increase in revenues.

For the six months ended June 30, 2010, we incurred operating expenses of $802,630, which included selling, general and administrative expenses of $792,019, compared to operating expense of $662,698 during the six months ended June 30, 2009, which included selling, general and administrative expenses of $657,546 for the same period last year, or a 20.5% increase in selling, general and administrative expense. This increase is due an increase in business activity as the Company continues to execute its business plan. Selling, general and administrative expenses during the six months ended June 30, 2010, consisted of $153,748 in physician recruitment, $102,499 in administrative expense, $85,416 in operational expense, $53,954 in IT maintenance, $123,022 in rent, $151,714 in officers and directors compensation, $38,700 in consulting fees, $10,423 in telephone, $37,575 in legal and & professional fees, $8,724 in utilities and maintenance, $11,710 in office supplies, $45 in licenses/permits, $7,448 in promotion and advertising, $975 in miscellaneous fees, and $6,067 in interest expense. Depreciation and amortization expense increased to $10,611 during the six months ended June 30, 2010, compared with that of $5,152 for the same period in 2009. The increase in depreciation and amortization expense was primarily due to an increase in fixed assets, associated primarily with asset acquisitions.

As a result, we incurred a loss of ($868,150) during six months ended June 30, 2010, or ($0.10) per share, compared with a loss of ($717,276) during the six months ended June 30, 2009, or ($0.09) per share.

Liquidity And Capital Resources

At June 30, 2010, we had $102,808 in cash and marketable securities.

During the quarter ending June 30, 2010, operations were funded through the exercise of our outstanding Common Stock Purchase Options. On April 2, 2009 our registration statement was deemed effective by the SEC wherein we registered 323,940 shares of our Common Stock that underlie previously issued purchase options. As of the date of this report we have received an aggregate of $2,626,225 from the exercise of these Purchase Option and issued 150,070 shares of our Common Stock as a result. It is management's intent to use the funds generated by the exercising of these options to execute the business plan.

The net cash used in operating activities for the quarter ended June 30, 2010 was $470,627. The net cash provided from financing activities for the quarter ended June 30, 2010 was $547,145. We had $102,808 in cash and cash equivalents as of June 30, 2010, compared to $67,691 in cash and cash equivalents as of June 30, 2009. We had $45,910 in account receivables as of June 30, 2010, as compared to $8,260 at June 30, 2009.

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

Not applicable.

ITEM 4T. Controls and Procedures

During the three months ended June 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting,

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be effective as of June 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION

On May 4, 2010, the registrant completed its acquisition of certain of the assets of Witkop Office Machines, Inc. and its subsidiary Docs in a Row, Inc., a Florida corporation, pursuant to two Asset Purchase Agreements dated May 4, 2010.
These acquisitions form the foundation of our Document
Management Division.

Under the terms of the Agreements, the registrant acquired all of the assets, tangible and intangible, owned by Witkop that are used in, related to, or necessary for the conduct of its business, including without limitation: (i) all assets, including all intellectual property, relating to the business of Witkop, subject to any obligations contained in disclosed agreements and all related intellectual property; (ii) any and all customer lists; and (iii) the goodwill associated therewith. The foregoing notwithstanding, Witkop will retain its accounts receivable and accounts payable, as was properly accounted and recorded, up and until May 4, 2010.

The consideration paid to Witkop for the Assets consists of a payment on closing of 17,250 shares of PRMA restricted common stock, a $175,000 note to be paid in two installments of $87,500 on or before August 31, 2010 and October 15, 2010, and a $15,000 note to be paid in two installments of $7,500 on or before August 31, 2010 and October 15, 2010. In addition, employment contracts have been executed which represent an initial cost of $114,000 per year.

ITEM 6.   EXHIBITS

Exhibit No. Description

    31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

Dated:  August 6, 2010

By:  /s/Willis Hale
     -----------------------
     Willis Hale, Chief Executive Officer