Form 10-Q
period 2010-09-30
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2010-11-22
CIK 1311627

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]   No [ ]

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

As of November 22, 2010, there were 8,452,909 shares of Peer Review Mediation and Arbitration, Inc. Common Stock, $0.001 par value per share, issued and outstanding.

                              PART I                             Page
                         FINANCIAL INFORMATION

Item 1. Financial Statements                                        4

Consolidated Balance Sheets as of September 30, 2010
 (unaudited) and December 31, 2009
Consolidated Statements of Operations for the Nine
  Months Ended September 30, 2010
   and 2009 (unaudited)
Consolidated Statements of Cash Flows for the Nine
  Month Periods Ended September 30, 2010 and 2009
  (unaudited)
 Notes to Consolidated Financial Statements
  (unaudited)

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations.                    11

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk.                                                      13

Item 4. Controls and Procedures.                                    13

                               PART II
                        OTHER INFORMATION

Item 1. Legal Proceedings.                                          14

Item 2. Unregistered Sales of Equity Securities and Use
  of Proceeds.                                                      14

Item 3. Defaults Upon Senior Securities.                            14

Item 4. (Reserved and Removed)                                      14

Item 5. Other Information.                                          14

Item 6. Exhibits.                                                   14

Signatures                                                          15

                     PART I - FINANCIAL INFORMATION

             PEER REVIEW MEDIATION AND ARBITRATION, INC.

                 Consolidated Financial Statements
                              (Unaudited)


FINANCIAL STATEMENTS

  Consolidated balance sheet
  Consolidated statements of operation
  Consolidated statements of cash flows
  Notes to consolidated financial statements

               PEER REVIEW MEDIATION AND ARBITRATION, INC.
                      CONSOLIDATED BALANCE SHEETS

                                       December 31,  September 30, 2010
                                           2009          (Unaudited)
                                       -----------   ------------------
                                ASSETS
Current assets
   Cash                               $     27,392      $     37,722
   Accounts receivable                       6,960            36,055
   Inventory                                     -            22,294
   Marketable securities                       162                97
                                      ------------      ------------
      Total current assets                  34,514            96,168
                                      ------------      ------------
   Fixed assets                             74,079           328,522
   Less accumulated depreciation           (61,582)          (85,908)
   Intangible Assets                             -           275,000
    Other assets                               500             2,190
                                      ------------      ------------
                                            12,997           519,804
                                      ------------      ------------
Total Assets                          $     47,511      $    615,972
                                      ============      ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accrued payables                   $    177,583       $   446,873
   Related party payables                2,362,657         2,719,679
   Notes payable related party
    - current portion                       53,020           145,089
   Related party loans                       2,336            16,187
                                      ------------      ------------
      Total current liabilities          2,595,596         3,327,828
                                      ------------      ------------
Total Liabilities                        2,595,596         3,327,828
                                      ------------      ------------
Stockholders' Equity
   Preferred stock, Series II, $.001
    par value; 1.000,000 shares
    Authorized; convertible; 1,000,000
    issued and outstanding                   1,000             1,000
   Common stock, $.001 par value;
    45,000,000 shares authorized;
    8,386,317 (2009) & 8,403,287 (2010)      8,386             8,449
   Additional paid in capital            9,054,356        10,243,134
   Accumulated deficit                 (11,598,237)      (12,950,784)
   Accumulated other comprehensive
    income (loss)                          (13,590)          (13,655)
                                      ------------      ------------

Total Stockholders' Equity              (3,214,731)       (2,711,856)
                                      ------------      ------------
Total Liabilities and Stockholders'
  Equity                               $    47,511      $    615,972
                                      ============      ============

                The accompanying notes are an integral
             part of the consolidated financial statements.

                PEER REVIEW MEDIATION AND ARBITRATION, INC.
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                (Unaudited)

                             Three Months    Three Months    Nine Months    Nine Months
                                 Ended           Ended           Ended         Ended
                           Sept. 30, 2009  Sept. 30, 2010  Sept. 30, 2009  Sept. 30, 2010
                           --------------  --------------  --------------  --------------
Revenue                      $    12,160      $    56,944     $    41,631    $   139,480
Cost of sales                      3,499           33,651          14,799         59,071
                             -----------      -----------     -----------    -----------
                                   8,661           23,293          26,832         80,409
Expenses:
  Depreciation                     1,127           13,716           6,279         24,327
  Selling, general and
   administrative                335,471          431,098         993,017      1,223,117
                             -----------      -----------     -----------    -----------
                                 336,598          444,814         999,296      1,247,444
                             -----------      -----------     -----------    -----------
Loss from operations            (327,937)        (421,521)       (972,464)    (1,167,035)
                             -----------      -----------     -----------    -----------
Other income (expense)
Interest income                       18                5             152              5
Interest (expense)               (34,189)         (62,933)       (107,136)      (185,517)
                             -----------      -----------     -----------    -----------
                                 (34,171)         (62,928)       (106,984)      (185,512)
                             -----------      -----------     -----------    -----------
Income (loss) before provision
 for income taxes               (362,108)        (484,449)    (1,079,448)     (1,352,547)
Provision for income tax               -                -               -              -
                             -----------      -----------     -----------    -----------
Net income (loss)            $  (362,108)     $  (484,449)    $(1,079,448)   $(1,352,547)
Other comprehensive income (Loss)
    - net of tax
Unrealized gain (loss) on
 securities                           84              (13)           148             (65)
                             -----------      -----------    -----------     -----------
Comprehensive income (loss)  $  (362,024)     $  (484,462)   $(1,079,300)    $(1,352,612)
                             ===========      ===========    ===========     ===========




(Basic and fully diluted)    $     (0.04)     $     (0.06)   $     (0.13)    $     (0.16)
                             ===========      ===========    ===========     ===========
Weighted average number of
common shares outstanding      8,345,090        8,443,924      8,299,814       8,420,573
                             ===========      ===========    ===========     ===========

                    The accompanying notes are an integral
                 part of the consolidated financial statements.

                  PEER REVIEW MEDIATION AND ARBITRATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)

                                           Nine Months    Nine Months
                                              Ended          Ended
                                           September 30,  September 30,
                                               2009           2010
                                           ------------   ------------
Cash Flows From Operating Activities:
  Net income (loss)                        $(1,079,448)   $(1,352,547)

  Adjustments to reconcile net income
   to net cash provided by (used for)
   operating activities:
      Depreciation                               6,279         24,326
      Accounts receivable                        1,110        (29,095)
      Other assets                                   -         (1,690)
      Accrued payables                          79,354        269,290
      Related party payables                   381,272        357,022
      Compensatory stock issuances              25,275              -
                                           -----------    -----------
        Net cash provided by (used for)
         operating activities                 (686,158)      (732,694)
                                           -----------    -----------
Cash Flows From Investing Activities:

  Securities purchases                             (26)             -
  Fixed asset purchases                         (5,444)        (1,212)
                                           -----------    -----------
        Net cash provided by (used for)
         investing activities                   (5,470)        (1,212)
                                           -----------    -----------
 (Continued on Following Page)

               The accompanying notes are an integral
           part of the consolidated financial statements.

                  PEER REVIEW MEDIATION AND ARBITRATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                      (Continued From Previous Page)

                                           Nine Months    Nine Months
                                              Ended          Ended
                                           September 30,  September 30,
                                               2009           2010
                                           ------------   ------------

Cash Flows From Financing Activities:
  Notes payable - borrowings                   40,000                -
  Notes payable - payments                    (50,953)         (97,931)
  Related party loans - net                  (255,712)          13,851
  Option and warrant exercises                948,873          828,316
                                          -----------      -----------
      Net cash provided by (used for)
       financing activities                   682,208          744,236
                                          -----------      -----------
Net Increase (Decrease) In Cash                (9,420)          10,330
Cash At The Beginning Of The Period            53,995           27,392
                                          -----------      -----------
Cash At The End Of The Period             $    44,575      $    37,722
                                          ===========      ===========

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure

Cash paid for interest                    $     1,106      $     8,647
Cash paid for income taxes                $         -      $         -


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

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are

               PEER REVIEW MEDIATION AND ARBITRATION, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES: (Continued)

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

The Company accounts for comprehensive income (loss) under ASC 220, which establishes standards for reporting and display of comprehensive income and its components. Unrealized gains (losses) from marketable

               PEER REVIEW MEDIATION AND ARBITRATION, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES: (Continued)

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

Results Of Operations
Comparison of Results of Operations for the Three Months Ended
September 30, 2010 and 2009

Sales were $56,944 for the three months ended September 30, 2010, as compared to sales of $12,160 for the three months ended September 30, 2009, an increase of $44,784, or 368.3%. This increase in revenue for the three months ending September 30, 2010 is due to the transition the Company has made from developmental to operational, and due to the additional revenue provided by our Document Management Division.

Cost of sales was $33,651 for the three months ended September 30, 2010, as compared to cost of sales of $3,499 for the comparable period in 2009, an increase of $30,152, or 861.7%. Cost of sales increased due to the corresponding increase in revenues.

For the three months ended September 30, 2010, we incurred operating expenses of $444,814, which included selling, general and administrative expenses of $431,098, compared to operating expense of $336,598 during the three months ended September 30, 2009, which included selling, general and administrative expenses of $335,471 for the same period last year, or a 28.5% increase in selling, general and administrative expense. This increase is due an increase in business activity as the Company continues to execute its business plan. Selling, general and administrative expenses during the three months ended September 30, 2010, consisted of $57,184 in physician recruitment, 38,123 in administrative expense, 31,769 in operational expense, $18,374 in IT maintenance, $65,384 in rent, $76,422 in officers and directors compensation, $21,300 in consulting fees, $9,266 in telephone, $22,800 in legal and & professional fees, $2,064 in utilities and maintenance, $8,961 in office supplies, $2,628 in promotion and advertising, and $62,933 in interest expense. Depreciation and amortization expense increased to $13,716 during the three months ended September 30, 2010, compared with that of $1,127 for the same period in 2009. The increase in depreciation and amortization expense was primarily due to an increase in fixed assets, associated primarily with asset acquisitions.

As a result, we incurred a loss of ($484,449) during three months ended September 30, 2010, or ($0.06) per share, compared with a loss of ($362,108) during the three months ended September 30, 2009, or ($0.04) per share.

Comparison of Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Sales were $139,480 for the nine months ended September 30, 2010, as compared to sales of $41,631 for the nine months ended September 30, 2009, an increase of $97,849, or 235%. Our increase in revenues during the nine months ended September 30, 2010 is due to the transition the Company has made from developmental to operational, and due to the additional revenue provided our Document Management Division.

Cost of sales was $59,071 for the nine months ended September 30, 2010, as compared to cost of sales of $14,799 for the comparable period in 2009, an increase of $44,272, or 299.2%. Cost of sales increased due to the corresponding increase in revenues.

For the nine months ended September 30, 2010, we incurred operating expenses of $1,247,444, which included selling, general and administrative expenses of $1,223,117, compared to operating expense of $999,296 during the nine months ended September 30, 2009, which included selling, general and administrative expenses of $993,017 for the same period last year, or a 23.2% increase in selling, general and administrative expense. This increase is due an increase in business activity as the Company continues to execute its business plan.

Selling, general and administrative expenses during the nine months ended September 30, 2010, consisted of $153,725 in physician recruitment, $102,483 in administrative expense, $85,403 in operational expense, $72,328 in IT maintenance, $188,406 in rent, $228,136 in officers and directors compensation, $60,000 in consulting fees, $19,689 in telephone, $60,375 in legal and & professional fees, $10,788 in utilities and maintenance, $20,671 in office supplies, $219 in licenses/permits, $10,076 in promotion and advertising, $975 in miscellaneous fees, and $185,517 in interest expense. Depreciation and amortization expense increased to $24,327 during the nine months ended September 30, 2010, compared with that of $6,279 for the same period in 2009. The increase in depreciation and amortization expense was primarily due to an increase in fixed assets, associated primarily with asset acquisitions.

As a result, we incurred a loss of ($1,352,547) during nine months ended September 30, 2010, or ($0.16) per share, compared with a loss of ($1,079,448) during the nine months ended September 30, 2009, or ($0.13) per share.

Liquidity And Capital Resources
At September 30, 2010, we had $37,819 in cash and marketable securities.

During the quarter ending September 30, 2010, operations were funded through the exercise of our outstanding common stock purchase options. On April 2, 2009 our registration statement was deemed effective by the SEC wherein we registered 323,940 shares of our common stock that underlie previously issued purchase options. As of the date of this report we have received an aggregate of $2,870,333 from the exercise of the Purchase Option and issued 164,019 shares of our common stock as a result. It is management's intent to use the funds generated by the exercising of these options to execute the business plan.

The net cash used in operating activities for the nine months ended September 30, 2010 was $732,694. The net cash provided from financing activities for the nine months ended September 30, 2010 was $744,236. We had $37,819 in cash and cash equivalents as of September 30, 2010, compared to $44,831 in cash and cash equivalents as of September 30, 2009. We had $36,055 account receivables as of September 30, 2010, as compared to $3,900 at September 30, 2009.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. Controls and Procedures

During the three months ended September 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting,

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2010. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be effective as of September 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  RESERVED AND REMOVED

ITEM 5.  OTHER INFORMATION

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

PEER REVIEW MEDIATION AND ARBITRATION, INC.


Dated:  November 22, 2010

By:     /s/Willis Hale
        ---------------------
        Willis Hale, Chief Executive Officer


By:     /s/Marc E. Combs
        ----------------------
        Marc E. Combs, Chief Financial Officer