Form 10-K
period 2010-12-31
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2011-06-23
CIK 1311627

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                        --------------------

                             FORM 10-K
                        --------------------

(Mark one)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
  For the transition period from _______________ to _________________

                      Commission File Number 000-52712

                 PEER REVIEW MEDIATION AND ARBITRATION, INC.
          (Exact name of registrant as specified in its charter)

               Florida                        65-1126951
               -------                        ----------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
Incorporation or organization)

                        778 South Military Trail
                       Deerfield Beach, FL  33442
               ---------------------------------------
               (Address of principal executive offices)

                             (954) 570-7023
                             --------------
          (Registrant's telephone number including area code)

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).  Yes [_]   No [X]

The market value of the registrant's voting $.0001 par value common stock held by non-affiliates of the registrant at __________________, 2010 was approximately $0.

 The number of shares outstanding of the registrant's only class of common stock, as of June 22, 2011 was 9,206,871 shares of its $.0001 par value common stock.

                           TABLE OF CONTENTS
                                                                 PAGE
                                                                 ----
Facing Page
Index

PART I
Item 1.    Business                                                4
Item 1A.   Unresolved Staff Comments                              15
Item 2.    Properties                                             15
Item 3.    Legal Proceedings                                      15
Item 4.   (Removed and Reserved)                                  15

PART II
Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters And Issuer Purchases of Equity
             Securities                                           16
Item 6.    Selected Financial Data                                16
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  17
Item 7A.   Quantitative and Qualitative Disclosures About
             Market Risk                                          24
Item 8.    Financial Statements and Supplementary Data            25
Item 9.    Changes in and Disagreements on Accounting and
             Financial Disclosure                                 42
Item 9A.   Controls and Procedures                                42
Item 9B.   Other Information                                      43

PART III
Item 10.   Directors, Executive Officers and Corporate Governance 43
Item 11.   Executive Compensation                                 43
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters           43
Item 13.   Certain Relationships and Related Transactions, and
             Director Independence                                44
Item 14.   Principal Accounting Fees and Services                 44

PART IV
Item 15.   Exhibits, Financial Statement Schedules                45

SIGNATURES                                                        46

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

In October 2008, we filed a registration statement on Form S-1 with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, registering those shares underlying the Purchase Options that we issued in our recent private offering. On April 2, 2009 our registration statement became effective. We have since completed all regulatory requirements, and the shares became available to trade on the OTC bulletin board market, under the ticker symbol PRVW, on January 29, 2010.

Glossary
--------
Chart Review: The review of patient's chart notes and other medical reports that are used to help render objective evaluation of medical necessity or opinions to peer review processes.

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

 - Continued Software and technology development. Our second largest endeavor over the past three years has been our enterprise software development. This enterprise system and it's sub assemblies (other software) aggregates all of our business process, employees, physician consultants, shareholders, clients, web portals and all required documents and tools to one ever-evolving desk top. This "desk top" view is determined by the user's or individual's need and authority. In our opinion, this is a cutting edge development using the latest software tools and techniques.

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

Private Offerings
-----------------
Since December 2006, we have pursued three (3) separate private offerings of units. Each unit consists of one share of our common stock and one purchase option exercisable to purchase one share of our common stock at a price of $5.00 per unit. In December 2006, we closed our initial private offering of units wherein we sold 113,290 units to 114 accredited investors, as that term is defined under the Securities Act of 1933, as amended, and received gross proceeds of approximately $566,450 therefrom. In December 2007, we closed a private offering of units, selling 71,453 units for gross proceeds of $357,265. In June 2008, we closed a private offering of Units wherein we sold 89,197 units for gross proceeds of $445,985. In May 2008, we also issued 50,000 units in consideration for services valued at $250,000. We relied upon the exemptions from registration provided by Section 4(2) and Regulation D promulgated under the 33 Act to issue these Units.

Also in December 2007, we issued 6,676 shares of common stock in exchange for cash in the amount of $33,380 to 8 accredited investors at a price of $5.00 per share. In December 2007, we also issued 3,957 shares of common stock as compensation for services.

ProMed Alliance
---------------
In addition to our principle service and markets, the Company has also begun several initiatives in our wholly owned subsidiary, ProMed Alliance International, Inc. We are developing ProMed to be the first physician practice partnership and medical consulting firm with the ability to service healthcare organizations from one central source.
We will be providing partnership support and services to our member physicians and their organizations and, as a logical extension, to the medical community that they serve. In order to facilitate our plan for rapid growth of these services, ProMed has initiated an aggressive acquisition strategy. The following is a brief discussion of completed and pending acquisitions as of the date of this report.

Witkop Office Machines, Inc., and Docs In A Row, Inc.
The Company completed the acquisition of Witkop Office Machines, Inc., and Docs In A Row, Inc. on May 4th, 2010. These companies were affiliated and had common ownership. Witkop provides dictation systems and related transcription services, and through their DIAR offering, they provide next generation software to facilitate digital medical transcription through an online interface.

Key Vista Associates, Inc.
--------------------------
The Company completed the acquisition of Key Vista Associates, Inc. on November 1, 2010 to serve the staffing needs of our physician network. Key Vista provides fully integrated services to effectively manage critical human resource responsibilities and employer risks for clients systems and services. Key Vista facilitates our clients by ensuring statutory and regulatory compliance, and providing timely processing of HR-critical worker's compensation, tax, and risk management issues, alleviating these stresses on our clients.

A-1 Environmental Services
--------------------------
The Company completed this acquisition on January 3, 2011. A-1 Environmental Services provides storm and surface water retention services. We have the latest technology for structural pipe integrity analysis using laser with recorded video of virtually all pipe joints including length and width. This acquisition complements our other environmental initiatives, and facilitates the goal of breaking the infection cycle by providing a sustainable sanitary environment.

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

The Company's board members are ideal for developing and monitoring quality assurance programs for a variety of health care entities. Standards for quality review for health plans and Medicare providers intensify every year, necessitating the assistance of independent, objective specialists external to the organization. We believe we are especially beneficial to managed care organizations, hospitals and nursing homes undergoing utilization review and case evaluations brought before the Peer Review Organization. The Peer Review Organization program is administered by the Health Care Financing Administration, the branch of the federal government that administers Medicare and Medicaid, HCFA is designed to monitor and improve utilization and quality of health care for Medicare beneficiaries. Their mission is to ensure the quality, effectiveness, efficiency, and economy of health care services provided. The PRO responds to quality of care complaints from consumers and appeals filed if an insurance company denies a service, or terminates, or refuses to pay for a service that the insured believes should be covered.

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

Employees
---------
As of June 22, 2011, we employ fifteen (15) people on a full-time basis and two on a part-time bases, including three persons in management, two in operations, three in IT, one in marketing five in corporate communications and three in physician recruitment and member benefits. If we receive proceeds from the Purchase Options, the ProMed private placement, or increased profit from operations, or otherwise obtain other additional financing, we expect to hire up to 25 new employees over the next few years in the areas of sales and marketing, public relations, physician education, technology and customer support. We anticipate that we will hire several members to our sales, marketing, research and development, regulatory and administrative staff during the course of 2010. However, there are no assurances that we will obtain any additional funds in the future. We are in the process of recruiting additional employees of high skill, and our success will depend in part upon our ability to retain such employees and attract new qualified employees who are in great demand. None of our employees are members of a union. We consider our employee labor relations to be good.

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


ITEM 1A.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of the date of this report, the Company does not own office property or other real property. In 2009 and through the first ten months of 2010, the Company rented space under an office lease from a corporation controlled by an officer. Rent expense incurred under the lease in 2009 and 2010 was approximately $238,000 and $200,000. In November 2010 the Company signed a two year office lease running through November 2012, noncancellable with no stated renewal option, with monthly payments over the life of the lease of approximately $3,100 - $3,300 plus costs. The Company carries an additional office lease with monthly payments of $1,470 plus costs extending through December 2011. Subsequent to December 31, 2010 future minimum payments under the office leases are approximately $85,000 including $52,000 in 2011 and $33,000 in 2012.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  REMOVED AND RESERVED

                               PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company completed all regulatory and reporting requirements in January of 2010, and the Company's common stock was available to trade on the OTCBB under the symbol PRVW on February 1, 2010 when the markets opened.

Holders

As of June 22, 2011, we had 763 holders of record for our common shares, and 194 holders of purchase options.

Dividends

We have not paid any dividends since our incorporation. Beginning in 2011, we will begin paying dividends to those investors who hold preferred shares in our subsidiary, ProMed. These preferred shares carry a 5% guaranteed annual dividend, and a 5% variable dividend, paid as a percentage of the purchase price of the preferred shares. The variable amount is calculated as 40% of operating profit or 5% of the purchase price of the preferred shares, whichever is greater. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with our financial statements and the related notes to those statements appearing elsewhere in this Report. The selected financial data has been derived from our audited financial statements.

Statement of Operations:

                                              Year Ended December 31,
                                                  2009        2010
                                               ----------  ----------
Revenues                                       $   59,251  $1,304,713
Total operating expenses                        1,302,497   5,914,773
Loss from operations                           (1,265,057) (5,718,664)
Other income (expense)                           (137,774)   (309,889)
Provision for income tax                                -           -
Net income (loss)                              (1,402,831) (6,028,553)
Net income (loss) per share -
  basic and fully diluted                           (0.17)      (0.71)
                                               ==========  ==========
Weighted common shares outstanding              8,319,882   8,461,865
                                               ==========  ==========

Balance Sheet:

                                           Year Ended    Year Ended
                                          December 31,  December 31,
                                              2009           2010
                                           -----------   -----------
Cash                                       $    53,995   $    27,392
Current assets                                  59,087         6,960
Total assets                                    70,953        47,511
Current liabilities                          3,110,613     2,595,596
Total liabilities                            3,285,684     2,595,596
                                           -----------   -----------
Total stockholders' equity                 $(3,214,731)  $(2,548,085)
                                           -----------   -----------

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

Results Of Operations

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2010 and 2009

Sales were $1,304,713 for the fiscal year ended December 31, 2010, as compared to sales of $59,251 for the fiscal year ended December 31, 2009, an increase of $1,245,462 (2102.0%). These revenues were generated by the transcription division and staffing division of our subsidiary, ProMed, and by our subsidiary, IRI, which handles medical denied insurance cases for the Texas Department of Insurance.

Cost of sales was $1,108,604 for the fiscal year ended December 31, 2010, as compared to cost of sales of $21,811 for in the fiscal year ended December 31, 2009, an increase of $1,086,793 (4982.8%). Cost of sales increased due to the corresponding increase in revenues as a result of the revenue-generating acquisitions made through our subsidiary, ProMed in 2010.

For the fiscal year ended December 31, 2010, we incurred operating expenses of $1,728,191, which included selling, general and administrative expenses of $1,690,109, compared to operating expense of $1,302,497 during the fiscal year ended December 31, 2009, which included selling, general and administrative expenses of $1,295,020 for the same period last year, or a 30.5% increase in selling, general and administrative expense. Selling, general and administrative expenses during the fiscal year ended December 31, 2010, consisted of $314,4451 in physician recruitment, $209,634 in administrative expense, $174,695 in operational expense, $131,022 in IT maintenance, $225,033 in rent, $2304,322 in officers and directors compensation, $90,957 in consulting fees, $30,739 in telephone and internet, $66,190 in legal, accounting and & professional fees, $18,814 in utilities and maintenance, $27,998 in office supplies, $3,171 in licenses/permits, $14,856 in promotion and advertising, and $19,116 in miscellaneous fees. Depreciation and amortization expense increased to $38,082 during the fiscal year ended December 31, 2010, compared with that of $7,477 for the same period in 2009. The increase in depreciation and amortization expense was primarily due to the increase in the percentage of depreciated assets in 2009 directly associated with acquisitions.

We also incurred non-cash expenses of $24,543 in bad debt expense, $43,750 in beneficial conversion expense to account for options issued under the private placement of ProMed Alliance units, $266,149 in accrued interest expense, and $4,162,039 in writeoffs to account for goodwill expense associated with acquisitions.

As a result, we incurred a loss of ($6,027,230) during fiscal year ended December 31, 2010, or ($0.71) per share, compared with a loss of ($1,402,750) during the fiscal year ended December 31, 2009, or ($0.17) per share.

In 2010, the Company began generating revenues from two operating divisions of our wholly owned subsidiary, ProMed Alliance. The transcription division began operations on May 4, 2010, and the staffing division began operations on November 1, 2010. The combined revenue for these divisions for 2010 was $1,255,521, and the operating costs directly associated with these two divisions was $1,218,370, generating an operating profit of $37,152.

Promed Alliance Operating Divisions

   Combined Revenues              $1,255,521

   Combined Expenses               1,218,370
   -----------------              ----------
   Operating Profit               $   37,152
   =================              ==========

Liquidity and Capital Resources
-------------------------------
At December 31, 2010, we had $155,655 in cash and $79 in marketable securities, compared to $27,392 in cash and $162 in marketable securities for the fiscal year ended December 31, 2009. At December 31, 2010, we had total assets of $451,134 and total liabilities of $3,639,651.

Going Concern
-------------
Our consolidated financial statements have been prepared assuming that we will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern.
Our consolidated financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2010 and 2009. Management's plan for our continued existence is to continue to increase sales and operating profit from our existing operating divisions, complete revenue- and profit-generating acquisitions that are pending, and assumes the continued exercise of options by current PRMA option holders as well as the selling of additional securities through private placements to fund operations. Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue as a going concern.

Equity Financing
----------------
Since December 2006, we have successfully closed three (3) separate private offerings of Units, each Unit consisting of one share of our Common Stock and one Purchase Option exercisable to purchase one share of our Common Stock at a price of $5.00 per Unit. In December 2006, we closed our initial private offering of Units wherein we sold 113,290 Units to 114 accredited investors and received gross proceeds of approximately $566,450 therefrom. In December 2007, we closed a private offering of Units, selling 71,453 Units to 49 accredited investors for gross proceeds of $357,265. In June 2008 we closed a private offering of Units wherein we sold 89,197 Units to 33 accredited investors for gross proceeds of $445,985. In May 2008, we also issued 50,000 Units in consideration for services valued at $250,000 in favor of 5 persons. Also in December 2007 we issued 6,676 shares of Common Stock in exchange for cash in the amount of $33,380 to 8 accredited investors at a price of $5.00 per share. In December 2007, we also issued 3,957 shares of Common Stock as compensation for services. In October 2010, we initiated a Unit offering in our wholly owned subsidiary, ProMed Alliance, each unit consisting of 50 shares of ProMed Common Stock, 50 shares of ProMed Preferred Stock, and 50 Purchase Options exercisable to purchase one share of ProMed Common Stock, at $1,000 per unit (a "ProMed Unit"). ProMed Units were purchased in full, and in partial allocations, and the total proceeds from this offering for 2010 was $350,000.

The net cash used in operating activities for the year ended December 31, 2010, was $953,287. The net cash provided from financing activities for the year ended December 31, 2010, was $1,171,858. We had $155,734 in cash and cash equivalents as of December 31, 2010, compared to $27,554 in cash and cash equivalents as of December 31, 2009. We had $30,663 in account receivables as of December 31, 2010, as compared to $6,960 at December 31, 2009.

Willis Hale, our chairman, CEO, president and principal shareholder, is owed various sums as of June 22, 2011. The amounts are accrued yearly pursuant to Mr. Hale's employment agreement with us. As of December 31, 2010, the principle balance due was $1,542,300.

Dave Larry, our director and minority shareholder, is owed $9,076 pursuant to a loan agreement. This loan has monthly payments of $3,125, is unsecured, accrues interest at the rate of 9.75% per annum and has a 3 year term, with a balloon payment of all unpaid principal and interest due on expiration in December 2011.

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

We believe we will require an aggregate of $4 million over the next twelve (12) months, including approximately $3 million to consummate proposed acquisitions and at least $1 million in operating capital, unless we are able to continue to generate increasing profits from operation, of which there is no assurance. As such, we do not have sufficient funds on hand to meet our planned expenditures over the next 12 months. However, if the Purchase Options are exercised and we are able to effectively market and sell the ProMed Units, we believe that we will have sufficient funds to implement our business plan described herein. If the Purchase Options are not exercised we will need to seek additional financing to meet our planned expenditures, or limit our acquisitions.

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


Critical Accounting Policies and Estimates

Critical Accounting Estimates
-----------------------------
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans." SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions," to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. The recognition and disclosure requirements of SFAS No. 158 are effective for our year ended December 31, 2006. The measurement requirements are effective for fiscal years ending December 31, 2010. We do not believe the adoption of SFAS 158 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). Under the provisions of SFAS No. 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt the provisions of SFAS No. 159 effective January 1, 2008. We are currently assessing the impact of the adoption of SFAS No. 159.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2010.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


PEER REVIEW MEDIATION AND ARBITRATION, INC.
Consolidated Financial Statements



TABLE OF CONTENTS

                                                                 Page
                                                                 ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM           26

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated balance sheets                                     27

  Consolidated statements of income and comprehensive income      29

  Consolidated statements of stockholders' equity                 30

  Consolidated statements of cash flow                            31

  Notes to consolidated financial statements                      33

                        RONALD R. CHADWICK, P.C.
                       Certified Public Accountant
                    2851 South Parker Road, Suite 720
                         Aurora, Colorado  80014
                         Telephone (303)306-1967
                            Fax (303)306-1944


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Peer Review Mediation And Arbitration, Inc.
Boca Raton, Florida

I have audited the accompanying consolidated balance sheets of Peer Review Mediation And Arbitration, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peer Review Mediation And Arbitration, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


Aurora, Colorado                         s/Ronald R. Chadwick, P.C.
March 31, 2010                            RONALD R. CHADWICK, P.C.

            PEER REVIEW MEDIATION AND ARBITRATION, INC.
                    CONSOLIDATED BALANCE SHEETS

                                           December 31,  December 31,
                                               2009         2010
                                           -----------   -----------
                 ASSETS
Current Assets
  Cash                                     $    27,392   $   155,655
  Accounts receivable                            6,960        30,663
  Inventory                                          -        22,294
  Marketable securities                            162            79
                                           -----------   -----------
Total current assets                            34,514       208,691
                                           -----------   -----------

Fixed assets                                    74,079       328,522
Less accumulated depreciation                  (61,582)      (99,663)
Other assets                                       500        13,584
                                           -----------   -----------
                                                12,997       242,443
                                           -----------   -----------
Total Assets                                   $47,511      $451,134
                                           ===========   ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accrued payables                         $   177,683   $   633,379
  Related party payables                     2,362,657     2,797,987
  Notes payable related party -
    current portion                             53,020       189,391
  Related party loans                            2,236         3,894
                                           -----------   -----------
Total current liabilities                    2,595,596     3,624,651
                                           -----------   -----------
Notes payable - related party                        -        15,000
                                           -----------   -----------
Total Liabilities                            2,595,596     3,639,651
                                           -----------   -----------

Stockholders' Equity
  Preferred stock, Series II, $.001 par
    value; 1,000,000 shares authorized;
    convertible; 1,000,000 issued
    and outstanding                              1,000         1,000
  Common stock, $.001 par value; 45,000,000
    shares authorized; 8,386,317 (2009) and
    9,140,683 (2010) shares issued
    and outstanding                              8,386         9,140
  Additional paid in capital                 9,054,356    22,409,747
  Stock Subscription Receivable                      -    (7,968,750)
  Accumulated deficit                      (11,598,237)  (11,598,237)
  Accumulated other comprehensive
    income (loss)                              (13,590)      (13,590)
                                           -----------   -----------
Total PRMA Stockholders' Equity             (2,548,085)   (2,548,085)
Non-controlling interest                             -          (597)
                                           -----------   -----------
Total Stockholders' Equity                  (2,548,085)   (3,188,517)
                                           -----------   -----------
Total Liabilities and Stockholders' Equity $    47,511   $   451,134
                                           ===========   ===========



        The accompanying notes are an integral part of the consolidated financial statements.

              PEER REVIEW MEDIATION AND ARBITRATION, INC.
       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                             Year Ended     Year Ended
                                            December 31,   December 31,
                                                2009           2010
                                              ----------    ----------
Revenue                                       $   59,251    $1,304,713
Cost of sales                                     21,811     1,108,604
                                              ----------    ----------
Gross Margin                                      37,440       196,109

Expenses:
  Depreciation                                     7,477        38,082
  General and administrative                   1,295,020     1,690,109
  Bad debt expense                                     -        24,543
  Write offs                                           -     4,162,039
                                              ----------    ----------
                                               1,302,497     5,914,773
                                              ----------    ----------

Loss from operations                          (1,265,057)   (5,718,664)
                                              ----------    ----------

Other income (expense)
  Interest income                                    180            10
  Interest (expense)                            (137,954)     (266,149)
  Realized gain (loss) on securities                   -       (43,750)
                                              ----------    ----------
                                                (137,774)     (309,889)
                                              ----------    ----------
Income (loss) before provision for
  income taxes                                (1,402,831)   (6,028,553)
Provision for income tax                               -             -
                                              ----------    ----------
Net income (loss)                             (1,402,831)   (6,028,553)

Other comprehensive income (loss) - net of tax
  Unrealized gain (loss) on securities                81           (83)
                                              ----------    ----------
Comprehensive income (loss)                   (1,402,750)   (6,028,636)
Comprehensive (income) loss attributable to
  noncontrolling interest                              -         1,406
                                              ----------    ----------
Comprehensive income (loss)                            -    (6,027,230)
                                              ==========    ==========
Net income (loss) per share
  (basic and fully diluted)                        (0.17)        (0.71)
                                              ==========    ==========
Weighted average number of common
  shares outstanding                           8,319,882     8,461,865
                                              ==========    ==========

           The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Common Stock             Preferred Stock      Preferred Stock
                                                         Series I            Series II
                          ----------------         --------------       ---------------
                                                              Amount
                                    Amount                     $.001                           Paid in
                         Shares      $.001         Shares      par      Shares      Amount      Capital
                         ------     ------         ------     ------    ------      ------      -------
Balances at
 December 31,
  2008                 8,264,126     $8,264           -      $     -   1,000,000     $1,000   $6,985,082
Compensatory
 stock
 issuance                  5,505          5           -             -          -          -       27,520
Warrant exercises
 - cash                   66,686         67           -             -          -          -    1,166,804
Warrant exercises
 - paid by debt
    conversion            50,000         50           -             -          -          -      874,950
Unrealized gain
  (loss) on securities         -          -           -             -          -          -            -
Income (loss) for
  the period                   -          -           -             -          -          -            -
                      ----------     ------      ------        ------  ---------     ------   ----------
Balance at
 December 31,
  2009                 8,386,317     $8,386           -        $    -    1,000,000   $1,000   $9,054,356
Stock issuance for
 business
  acquisition            200,000        200           -             -            -        -    3,299,800
Stock issuance
 for assets               32,250         32           -             -            -        -      660,493
Warrant exercises
 - cash                   53,366         53           -            -            -        -       933,876
Paid-in capital
 - subsidiary equity
    sales                      -          -           -             -            -        -      349,281
Paid-in capital
 - Subsidiary                  -          -           -             -            -        -            -
Beneficial conversion
  feature                      -          -           -             -            -        -       43,660
Shares issued and
  held by Company
  for pending
  transactions           468,750        469           -             -            -        -    7,968,281
Unrealized gain
  (loss) on
  securities                   -          -           -             -            -        -            -
Income (loss) for
  the period                   -          -           -             -            -        -            -
                      ----------     ------      ------        ------   ----------   ------   ----------
Balances at
  December 31,
  2010                 9,140,683     $9,140           -        $    -    1,000,000        -            -
                      ==========     ======      ======        ======   ==========   ======   ==========





PEER REVIEW MEDIATION AND ARBITRATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Continued)

                                                        Accumulated     Stock-
                            Stock                          Other        holders'                 Stock-
                        Subscriptions    Accumulated   Comprehensive    Equity  Noncontrolling   holders'
                          Receivable       Deficit     Income (Loss)     PRMA      Interest      Equity
                        -------------    -----------   -------------    ------- --------------   -------
Balances at
 December 31,
  2008                            -     $(10,195,406)    $(13,671)            -           -    $(3,214,731)
Compensatory
 stock
 issuance                         -                -            -             -           -         27,525
Warrant exercises
 - cash                           -                -            -             -           -      1,166,871
Warrant exercises
 - paid by debt
    conversion                    -                -            -             -           -        875,000
Unrealized gain
  (loss) on securities            -                -           81             -           -             81
Income (loss) for
  the period                      -       (1,402,831)           -             -           -     (1,402,831)
                        -----------     ------------     --------   -----------   ---------    -----------
Balance at
 December 31,
  2009                            -     $(11,598,237)    $(13,590)            -           -    $(2,548,085)
Stock issuance for
 business
  acquisition                     -                -            -     3,400,000           -      3,400,000
Stock issuance
 for assets                       -                -            -       660,525           -        660,525
Warrant exercises
 - cash                           -                -            -       933,929           -        933,929
Paid-in capital
 - subsidiary equity
    sales                         -                -            -       349,281         719        350,000
Paid-in capital
 - Subsidiary                     -                -            -             -           -              -
Beneficial conversion
  feature                         -                -            -        43,660          90         43,750
Shares issued and
  held by Company
  for pending
  transactions           (7,968,750)               -            -             -           -              -
Unrealized gain
  (loss) on
  securities                      -                -          (83)          (83)          -            (83)
Income (loss) for
  the period                      -       (6,027,147)           -    (6,027,147)     (1,406)    (6,028,553)
                        -----------     ------------     --------   -----------   ---------    -----------
Balances at
  December 31,
  2010                  $(7,968,750)    $(17,625,384)    $(13,673)  $(3,187,920)  $    (597)   $(3,188,517)
                        ===========     ============     ========   ===========   =========    ===========

           The accompanying notes are an integral part of the consolidated financial statements.

              PEER REVIEW MEDIATION AND ARBITRATION, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Year Ended    Year Ended
                                           December 31,  December 31,
                                               2008          2010
                                            -----------   -----------
Cash Flows From Operating Activities:
  Net income (loss)                         $(1,402,831)  $(6,028,553)

Adjustments to reconcile net income to
  net cash provided by (used for)
  operating activities:
    Depreciation                                  7,327        38,082
    Accounts receivable                          (1,950)      (46,362)
    Accrued payables                           (108,632)      425,874
    Related party payables                      385,896       435,330
    Compensatory equity issuances                27,525             -
    Other assets                                      -        (7,990)
    Bad debt expense                                  -        24,543
    Beneficial conversion feature - expense           -        43,750
    Writeoffs                                         -     4,162,039
                                            -----------   -----------
Net cash provided by (used for)
  operating activities                       (1,092,665)     (953,287)
                                            -----------   -----------

Cash Flows From Investing Activities:
  Fixed assets                                   (8,458)       (1,212)
  Business acquisition - net                          -       (89,096)
                                            -----------   -----------
Net cash provided by (used for)
  investing activities                           (8,458)       (8,458)
                                            -----------   -----------


                      (Continued on Following Page)


          The accompanying notes are an integral part of the consolidated financial statements.

              PEER REVIEW MEDIATION AND ARBITRATION, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                    (Continued From Previous Page)

                                           Year Ended   Year Ended
                                          December 31, December 31,
                                              2009         2010
                                            ---------- ------------
Cash Flows From Financing Activities:
  Notes payable - borrowings                    40,000            -
  Notes payable - payments                     (68,976)    (113,629)
  Related party loans                          (63,375)       1,558
  Equity sales - subsidiary                          -      350,000
  Option Exercises                           1,166,871      933,929
                                            ----------   ----------
Net cash provided by (used for)
  financing activities                       1,074,520    1,171,858
                                            ----------   ----------

Net Increase (Decrease) in Cash                (26,603)     128,263
Cash at the Beginning of the Period             53,995       27,392
                                            ----------   ----------
Cash at the End of the Period               $   27,392   $  155,655
                                            ==========   ==========

Schedule of Non-Cash Investing and Financing Activities

In 2009 related parties converted $719,749 of payables into notes payable, then contributed $875,000 in principal and accrued note interest to capital as payment for 50,000 exercised options. In 2010 the Company purchased $22,294 in inventory, $252,231 in fixed assets, and $275,000 in intellectual property by issuing 17,250 common shares valued at $360,525 and $190,000 in notes payable. Further the Company purchased $300,000 in software assets by issuing 15,000 common shares valued at $300,000. Also in 2010, the Company in a business purchase acquired Key Vista Associates, Inc., paying cash of $100,000, issuing 200,000 common shares valued at $3,400,000 and a $75,000 note payable, in exchange for all the outstanding common shares of Key Vista Associates, Inc. with a negative net worth of $(11,199).


Supplemental Disclosure
-----------------------
Cash Paid for interest                        $19,959       $17,698
Cash paid for income taxes                    $     -       $     -






           The accompanying notes are an integral part of the consolidated financial statements.

                PEER REVIEW MEDIATION AND ARBITRATION, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2009 and 2010

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

Minority Interest (Noncontrolling interest)
A subsidiary of the Company has minority shareholders, representing ownership interests of .21% at December 31, 2010. The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810-10-65 whereby gains or losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

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

                PEER REVIEW MEDIATION AND ARBITRATION, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2009 and 2010

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

At December 31, 2009 and 2010 the Company had net operating loss carryforwards of approximately $11,600,000 and $13,500,000 which begin to expire in 2021. The deferred tax asset of approximately $4,500,000 and $5,300,000 in 2009 and 2010 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2009 and 2010 was $547,104 and $727,720.

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

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. At December 31, 2009 and 2010 the Company had a fixed asset balance, consisting of office and computer equipment, of $74,079 and $328,522 with corresponding accumulated depreciation of $61,582 and $99,663. Depreciation expense for 2009 and 2010 was $7,477 and $38,082.

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

                PEER REVIEW MEDIATION AND ARBITRATION, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2009 and 2010

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


NOTE 2. RELATED PARTY TRANSACTIONS

As of December 31, 2009 and 2010 the Company owed related parties $2,362,657 and $2,797,987 for operating payables. Beginning in the third quarter of 2009 the Company began accruing interest on the payables at 9.5% per annum. Accrued interest owed to related parties at December 31, 2009 and 2010 was $103,706 and $$348,836, with interest expense under the arrangement in 2009 and 2010 of $103,706 and $245,130. The Company also owed related parties at each date $2,236 and $3,894 for working capital loans.

In 2009 related parties converted $719,749 of payables into notes payable, then contributed $875,000 in principal and accrued interest to capital as payment of 50,000 options exercised at $17.50 per share.

                PEER REVIEW MEDIATION AND ARBITRATION, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2009 and 2010

NOTE 3. LEASE COMMITMENTS

In 2009 and through the first ten months of 2010, the Company rented space under an office lease from a corporation controlled by an officer. Rent expense incurred under the lease in 2009 and 2010 was approximately $238,000 and $200,000. In November 2010 the Company signed a two year office lease running through November 2012, noncancellable with no stated renewal option, with monthly payments over the life of the lease of approximately $3,100 - $3,300 plus costs. The Company carries an additional office lease with monthly payments of $1,470 plus costs extending through December 2011. Subsequent to December 31, 2010 future minimum payments under the office leases are approximately $85,000 including $52,000 in 2011 and $33,000 in 2012.
The Company also carries various equipment leases which run through July 2014, requiring monthly payments of approximately $1,300 plus costs. The equipment leases are classified as operating leases. Rent expense incurred under the leases in 2009 and 2010 was approximately $11,000 and $15,000 each year. Subsequent to December 31, 2010 future minimum payments under the equipment leases are approximately $55,000 including $15,000 in 2011 - 2013, and $10,000 in 2013.

NOTE 4. BUSINESS ACQUISITION AND ASSET PURCHASES

On November 1, 2010 the Company acquired all of the outstanding common shares of Key Vista Associates, Inc. ("Key Vista") in a transaction accounted for as a purchase. Key Vista's business of medical staffing compliments the Company's business of medical insurance case review and expert testimony, and medical billing. The Key Vista shares were acquired in exchange for 200,000 of the Company's common shares valued at market price of $17 per share, or $3,400,000, a note for $75,000, and $100,000 in cash, for a final settlement price of $3,575,000. The purchase value of Key Vista was recorded at the net deficit of Key Vista on the date of purchase of $(11,199), with allocations based on fair value, of $10,904 to cash, $7,818 to other current assets, and $29,921 to accounts payable. Goodwill was recognized on the transaction of $3,586,199, being the difference between the purchase price of $3,575,000 and Key Vista's net liabilities of $(11,199). The goodwill was immediately written off. Results of operations from the acquisition have been consolidated from November 1, 2010 forward.
Pro forma revenues, net income (loss) and earnings per share of the Company, assuming that Key Vista was acquired at the beginning of 2009 and 2010, are illustrated below.

            PEER REVIEW MEDIATION AND ARBITRATION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2009 and 2010

NOTE 4. BUSINESS ACQUISITION AND ASSET PURCHASES (Continued)

                                               2009        2010
                                           -----------  -----------
Pro forma revenue                          $ 7,129,909  $ 5,214,196
                                           ===========  ===========
Pro forma net income (loss)                $(1,376,868) $(6,039,837)
                                           ===========  ===========
Pro forma net income (loss) per share      $      (.16) $      (.70)
                                           ===========  ===========
Pro forma weighted average
  commonshares outstanding                   8,519,882    8,628,531
                                           ===========  ===========

In May 2010 the Company purchased the assets of Witkop Office Machines, Inc. consisting of inventory $22,294, fixed assets $253,231, and intellectual property and clients $275,000, in exchange for 17,250 common shares of the Company valued at $20.90 per share, or $360,525 total, and $190,000 in notes payable. The asset purchase allows the Company to provide clients with medical billing and dictation services. The Company wrote off the intellectual property of $275,000 after the purchase.
In December 2010 the Company purchased the assets of Florida Office and Data Systems, Inc. consisting primarily of proprietary document scanning and filing technology. The Company paid 15,000 common shares of the Company valued at $20 per share, or $300,000 total, for the asset purchase, which was written off to expense.

NOTE 5.  NOTES PAYABLE

At December 31, 2009 and 2010 the Company had a note payable to a related party of $26,510 and $9,076. The note bears interest at approximately 10%, is unsecured, requires monthly principal and interest payments of $3,125, and was due in full in December 2010. Interest expense under the note for the years ended December 31, 2009 and 2010 was $20,260 and $20,029. During 2009 the note holder converted $152,189 in principal and interest to capital as part of an $875,000 option exercise amount. Accrued interest related to the note payable was $0 at December 31, 2009, and $3,321 at December 31, 2010. Future required principal payments under the note by year are: 2011 $9,076.

In 2009 related parties lent the Company $40,000 and converted $719,749 in operating payables due them into notes payable, unsecured, due on demand and bearing interest at 9.5% per annum. The notes accrued interest of $33,072. During 2009 the related parties received principal payments of $43,500 and converted $722,811 in principal and interest to capital as part of an $875,000 option exercise amount, leaving a year end principal balance of $26,510. This balance was retired in 2010.

              PEER REVIEW MEDIATION AND ARBITRATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2009 and 2010

NOTE 5.  NOTES PAYABLE (Continued)

At December 31, 2010 the Company had notes payable due to related parties for asset purchases in the amount of $120,315, noninterest bearing, secured by assets, all currently past due. In addition, the Company owed a related party $75,000 for a note payable incurred as part of a business acquisition, noninterest bearing, secured by assets, with payments of $15,000 to begin quarterly in 2011. Future required principal payments under the note by year are: 2011 $60,000, 2012 $15,000.

NOTE 6.  STOCKHOLDERS' EQUITY

Common stock

The Company as of December 31, 2009 and 2010 had 45,000,000 shares of authorized common stock, $.001 par value, with 8,386,317 and 9,140,683 shares issued and outstanding.

Preferred stock

The Company as of December 31, 2009 and 2010 had 5,000,000 shares of authorized preferred stock, out of which 1,000,000 shares have been designated as Series I convertible preferred stock ("Series I"). The Series I has a par value $.001, is convertible into nine shares of the Company's common stock with no further consideration, and is issuable upon terms and conditions as may be designated by the Board of Directors at or prior to issuance. No Series I shares were outstanding as of December 31, 2009 and 2010. A further 1,000,000 shares have been designated as Series II convertible preferred stock ("Series II"). The Series II has a par value $.001, and is convertible into one share of the Company's common stock one year after the first public market trading date of PRMA's common stock with no further consideration. 1,000,000 Series II shares were outstanding as of December 31, 2009 and 2010. In addition, the Company has designated 1,000,000 shares as Series III convertible preferred stock ("Series III"). The Series III has a par value of $.001, and is convertible into one share of the Company's common stock at any time with no further consideration, and automatically converts to common stock on the third anniversary of the issue date. No Series III shares were outstanding as of December 31, 2009 and 2010.

Stock options

At December 31, 2009 and 2010 the Company had stock options outstanding as described below.

              PEER REVIEW MEDIATION AND ARBITRATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2009 and 2010

NOTE 6.  STOCKHOLDERS' EQUITY (Continued)

Non-employee stock options

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

During the year ended December 31, 2010, option holders exercised 53,366 options at $17.50 per share (the initial public offering price of the Company's common stock) for cash of $933,929. No options expired or were canceled, leaving a December 31, 2010 balance of 153,888 non-employee stock options outstanding.

Employee stock options

The Company accounts for employee stock options under ASC 718. Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding in 2009 and 2010.

Stock option plan

As part of an overall Company compensation program, the Company in May 2001 adopted a stock option plan called "The Peer Review Mediation And Arbitration, Inc. 2001 Stock Option Plan ("the Plan"). The Plan provides a means whereby directors and officers, employees, consultants, contractors and others may be granted incentive stock options and/or nonqualified stock options to purchase shares of the Company's common stock, in order to attract and retain the services of such persons. The number of shares subject to option under this Plan cannot exceed 1,500,000. The conditions of each option grant, including exercise price and length of term, shall be set by the Plan administrator. In no event shall the term of any incentive stock option under the Plan exceed ten years, or five years if granted to an optionee owning 10% or more of the stock of the Company. As of December 31, 2009 and 2010 no options had been granted under the Plan.

               PEER REVIEW MEDIATION AND ARBITRATION, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2009 and 2010

NOTE 6.  STOCKHOLDERS' EQUITY (Continued)

Subsidiary equity issuances

In 2010 the Company sold units of a subsidiary, ProMed Alliance International, Inc. ("ProMed") in a private offering for total cash proceeds of $350,000. Each $1,000 unit consists of 50 shares of ProMed common stock, 50 Series II ProMed preferred shares, and 50 ProMed common stock purchase options allowing the holder to purchase one share of ProMed common stock for each option within 90 days from the effective date of an initial ProMed public offering, at the initial public offering price. The options are redeemable by the Company at $.05 per option anytime after commencement of the exercise period. The Preferred Series II shares of ProMed sold in the private offering convertible into ProMed common stock anytime on or after the first public trading date of ProMed's free trading common stock at 75% of the 30 day trade average, or one year after commencement of trading at 90% of the 30 day trade average. The Company in 2010 recorded a beneficial conversion feature expense related to the conversion feature of $43,750. The Preferred Series II shares are to pay the holder a 5% fixed return on investment per annum, and up to a 5% variable return per annum as determined by management, to be paid by designating up to 40% of ProMed's net operating profit toward payment of the variable return. Fixed and variable returns may be paid by the Company in either cash of stock. In 2010 the Company recorded an expense and year end payable of approximately $1,100 under Preferred Series II fixed return rates. The preferred shares are callable at a multiplier determined by management by payment in either cash or stock.

              PEER REVIEW MEDIATION AND ARBITRATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2009 and 2010

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

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes through increased marketing efforts to generate greater revenues from sales of its web based peer review, consulting, and quality review services to the medical and legal professions and to insurance companies, and through sales of its medical dictation, billing and staffing services. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

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

There have been no significant changes in our internal controls over financial reporting during the fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria established in Internal Control-
Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO).

Based on an assessment carried out during the period December 29-30, 2010, management believes that, as of December 31, 2010, our internal control over financial reporting was effective.

ITEM 9B.  OTHER INFORMATION

None.

                      PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name                 Age         Position                      Term
Willis Hale          56       Chief Executive Officer  From June 2001
                                  Director                  to present

Marc Combs           37       Chief Financial Officer  From April 2009
                                                            to present

David Larry          77        Director                 From June 2001
                                                            to present


Willis B. Hale, 56, is our founder and has been our chairman of the board, chief executive officer and president from inception (June 2001) to the present. He was the founder (2000) and has served in similar capacities with Merge Media, Inc., presently a non-operating company. From 1993 to 1998 Mr. Hale was a corporate development advisor creating a variety of business plans, medical treatment protocols, state licensing programs for mortgage brokerage, online merchant accounts and accounting systems, streaming video and a wide range of related technology activities. From 1998 to 2007, Mr. Hale served as CEO, and was control shareholder, of eBIZNet.com Inc., a publicly listed company that since changed its name to Biomedtex, Inc. From 1973 through 1976 he was a Maintenance Officer, Advanced Avionics systems for the U.S. Navy (at Pensacola, Florida) and from 1971 to 1973 he studied environmental engineering at the University of Tennessee. He also attended the University of West Florida, studying Business Administration. He devotes substantially all of his business time to our affairs.

David W. Larry, 77, has been secretary and a director of the Company since our inception in 2001. Prior, he had been engaged as a product design and development consultant since 1985. Mr. Larry graduated from the University of Florida in 1960 with a degree in engineering. Over the course of his career as an employee of private defense contractors, he was involved in a variety of aerospace electronic design and development programs for NASA and the U.S. Air Force. Additionally, he has designed, developed and manufactured a variety of electronic equipment for the steel-coin operated game, security and emergency medical industries. He devotes substantially all of his business time to our affairs.

Marc E. Combs, 37, has been the chief financial officer of the Company since April 2009. Prior, from August 2008 through December 2008, he was employed by Spherion, Inc., dba Mergis, Fort Lauderdale, FL, where he directed the sales and deployment of financial consultants to clients of that company. From December 2006 through April 2008 he was employed by Robert Half, Fort Lauderdale, FL, where he performed the same services as with Spherion. From September 2005 through November 2006 he was employed by Onstream Media, Inc., Pompano Beach, FL, a public company, as director and manager of Sarbanes Oxley compliance. From March 2000 through August 2005 he was Chief Operating Officer of Autofuse, Inc., Fort Lauderdale, FL. Mr. Combs received a Bachelor of

Science degree in finance and management from the University of Virginia, McIntire School of Commerce in 1996. He devotes substantially all of his business time to our Company.


ITEM 11.  EXECUTIVE COMPENSATION

Willis Hale, an officer and director, received an annual salary in 2010 of $288,000. Mr. Hale voluntarily elected to receive $13,500 in payments and accrue the remaining $274,500 during 2010.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Name and Address            Common Shares             Percentage

Willis Hale                  5,245,000                   57.4%
778 S. Military Trail
Deerfield Beach, FL  33442

David Larry                     200,000                    2.25
778 S. Military Trail
Deerfield Beach, FL  33442

Marc Combs					   0				0.00
1930 NE 55th Street
Fort Lauderdale, FL  33308


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Willis Hale is the chairman of the board of directors, and is also the CEO of the Company and the majority stockholder, with ownership of 5,245,000 shares representing 57.4% of the common stock.

David Larry is the Company's only other director. He currently owns 200,000 shares of Company stock, and currently has a note payable with a balance of $9,076 as of December 31, 2010, the balance of which will be fully paid on or before December 31, 2011. He has no other relationship with the Company.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company's auditor for fiscal year 2009 and 2010 was Ronald
Chadwick. All fees paid to Mr. Chadwick for accounting services were directly related to audit services for the Company's annual and quarterly reports. The total for these fees was $36,060 in 2009, and $17,525 in 2010.

                         PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.     Description
-----------     -----------
31.1            Certification of Chief Executive Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

31.2            Certification of Chief Financial Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

32.1            Certification of Chief Executive Officer
                Pursuant to 18 U.S.C. Section 1350

32.2            Certification of Chief Financial Officer
                Pursuant to 18 U.S.C. Section 1350

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the report where the exhibit was filed.

Exhibit
Number     Description
-------    -----------
3.1        Articles of Incorporation(1)
3.1.1      Amendment to Articles of Incorporation(1)
3.2        Restated By-Laws adopted April 2006(1)
3.3        Specimen Stock Certificate(1)
10.1       Agreement for Exchange of Shares Between Registration and
             Independent Review, Inc. dated February 11, 2005(1)
10.2       Employment Agreement Between the Registrant and Willis Hale
             dated January 1, 2007(2)
10.3       Form of Priority Stock Option Agreement(3)
10.4       Form of Subscriber/Member Agreement(4)
10.5       Form of Advisory Board Member Agreement (5)
10.6       Commercial Lease dated December 1, 2001 Between the
             Registrant and 5th Avenue Real Estate Development, Inc. and Renewals Thereof(6)
10.7       Form of Lock Up Agreement (included in Registrant's
             Subscription Agreement and Investment Letter)(10)
21.1       List of Subsidiaries(10)
99         Privacy Policy of Registrant(7)
99.1       Letter of Intent between the Registrant and Dana Mediation
             Institute, Inc. dated May 2, 2008 to acquire Mediation Training Institute International(8)
99.2       Letter of Intent between the Registrant and AmeriMed
             Corporation dated July 11, 2008 to acquire AmeriMed Corporation by ProMed Alliance, Inc., subsidiary of the Registrant(8)
99.3       Letter of Intent between the Registrant and Max Systems,
             Inc. dated April 24, 2008 to acquire Max Systems, Inc.(8)
99.4       Consent Order Issued August 14, 2006 by the Georgia
             Commissioner of Securities in Case Number ENSCF-00033(9)
____________________

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


Date:  June 23, 2011        PEER REVIEW MEDIATION AND ARBITRATION, INC.


                            By: /s Willis Hale
                                ------------------------------------
                                Willis Hale, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                     Title                       Date
---------------               -----------                -------------

s/ Willis Hale      Chief Executive Officer, President,  June 23, 2011
---------------       and Director
   Willis Hale


s/ Marc E. Combs    Chief Financial Officer              June 23, 2011
----------------
   Marc E. Combs