Form 10-K/A
period 2010-12-31
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2011-08-04
CIK 1311627

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                        --------------------
                          Amendment 1 to
                             FORM 10-K
                        --------------------

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).  Yes [ ]   No [X]

The market value of the registrant's voting $.0001 par value common stock held by non-affiliates of the registrant at August 4, 2010 was approximately $0.

The number of shares outstanding of the registrant's only class of common stock, as of June 22, 2011 was 9,206,871 shares of its $.0001 par value common stock.

                        EXPLANATORY NOTE

This Amendment 1 to the Annual Report on Form 10-K for the year ended December 31, 2010 of the registrant, originally filed with the Securities and Exchange Commission on June 23, 2010 amends the original Form 10-K in the manner described below.

Amendment 1 is being filed solely to include revised financial statements along with the pro forma consolidated financial statements of the registrant and Key Vista Associates, Inc.

No information in the original Form 10-K is being modified or amended by Amendment 1 other than changes described above. Further, unless indicated otherwise, Amendment 1 does not reflect events occurring after June 23, 2010, which is the filing date of the original Form 10-K. Accordingly, Amendment 1 should be read in conjunction with the registrant's other filings with the SEC.

                           TABLE OF CONTENTS
                                                                 PAGE
                                                                 ----
PART I
Item 1.    Business                                                4
Item 1A.   Unresolved Staff Comments                              15
Item 2.    Properties                                             15
Item 3.    Legal Proceedings                                      15
Item 4.   (Removed and Reserved)                                  15

PART II
Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters And Issuer Purchases of Equity
             Securities                                           16
Item 6.    Selected Financial Data                                16
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  17
Item 7A.   Quantitative and Qualitative Disclosures About
             Market Risk                                          24
Item 8.    Financial Statements and Supplementary Data            25
Item 9.    Changes in and Disagreements on Accounting and
             Financial Disclosure                                 49
Item 9A.   Controls and Procedures                                49
Item 9B.   Other Information                                      50

PART III
Item 10.   Directors, Executive Officers and Corporate Governance 51
Item 11.   Executive Compensation                                 52
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters           52
Item 13.   Certain Relationships and Related Transactions, and
             Director Independence                                52
Item 14.   Principal Accounting Fees and Services                 52

PART IV
Item 15.   Exhibits, Financial Statement Schedules                53

SIGNATURES                                                        55

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
                         Telephone (303)306-1967
                            Fax (303)306-1944


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Peer Review Mediation And Arbitration, Inc.
Deerfield Beach, Florida

I have audited the accompanying consolidated balance sheets of Peer Review Mediation And Arbitration, Inc. as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peer Review Mediation And Arbitration, Inc. as of December 31, 2009 and 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


Aurora, Colorado                         /s/Ronald R. Chadwick, P.C.
May 25, 2011                             RONALD R. CHADWICK, P.C.

            PEER REVIEW MEDIATION AND ARBITRATION, INC.
                    CONSOLIDATED BALANCE SHEETS

                                           December 31,  December 31,
                                               2009         2010
                                           -----------   -----------
                 ASSETS
Current Assets
  Cash                                     $    27,392   $   155,655
  Accounts receivable                            6,960        30,663
  Inventory                                          -        22,294
  Marketable securities                            162            79
                                           -----------   -----------
      Total current assets                      34,514       208,691
                                           -----------   -----------

Fixed assets                                    74,079       328,522
Less accumulated depreciation                  (61,582)      (99,663)
Other assets                                       500        13,584
                                           -----------   -----------
                                                12,997       242,443
                                           -----------   -----------
Total Assets                                   $47,511      $451,134
                                           ===========   ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accrued payables                         $   177,683   $   633,379
  Related party payables                     2,362,657     2,797,987
  Notes payable related party -
    current portion                             53,020       189,391
  Related party loans                            2,236         3,894
                                           -----------   -----------
      Total current liabilities              2,595,596     3,624,651
                                           -----------   -----------
Notes payable - related party                        -        15,000
                                           -----------   -----------
Total Liabilities                            2,595,596     3,639,651
                                           -----------   -----------

Stockholders' Equity
  Preferred stock, Series II, $.001 par
    value; 1,000,000 shares authorized;
    convertible; 1,000,000 issued
    and outstanding                              1,000         1,000
  Common stock, $.001 par value; 45,000,000
    shares authorized; 8,386,317 (2009) and
    9,140,683 (2010) shares issued
    and outstanding                              8,386         9,140
  Additional paid in capital                 9,054,356    22,409,747
  Stock Subscription Receivable                      -    (7,968,750)
  Accumulated deficit                      (11,598,237)  (17,625,384)
  Accumulated other comprehensive
    income (loss)                              (13,590)      (13,673)
                                           -----------   -----------
Total PRMA Stockholders' Equity             (2,548,085)   (3,187,920)
Non-controlling interest                             -          (597)
                                           -----------   -----------
Total Stockholders' Equity                  (2,548,085)   (3,188,517)
                                           -----------   -----------
Total Liabilities and Stockholders' Equity $    47,511   $   451,134
                                           ===========   ===========



        The accompanying notes are an integral part of the consolidated financial statements.

              PEER REVIEW MEDIATION AND ARBITRATION, INC.
       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                             Year Ended     Year Ended
                                            December 31,   December 31,
                                                2009           2010
                                              ----------    ----------
Revenue                                      $    59,251   $ 1,304,713
Cost of sales                                     21,811     1,108,604
                                             -----------   -----------
                                                  37,440       196,109
                                             -----------   -----------
Expenses:
  Depreciation                                     7,477        38,082
  General and administrative                   1,295,020     1,690,109
  Bad debt expense                                     -        24,543
  Write offs                                           -     4,162,039
                                             -----------   -----------
                                               1,302,497     5,914,773
                                             -----------   -----------

Loss from operations                          (1,265,057)   (5,718,664)
                                             -----------   -----------

Other income (expense)
  Interest income                                    180            10
  Interest (expense)                            (137,954)     (266,149)
  Beneficial conversion feature - expense              -       (43,750)
                                             -----------   -----------
                                                (137,774)     (309,889)
                                             -----------   -----------
Income (loss) before provision for
  income taxes                                (1,402,831)   (6,028,553)
Provision for income tax                               -             -
                                             -----------   -----------
Net income (loss)                            $(1,402,831)  $(6,028,553)

Other comprehensive income (loss) - net of tax
  Unrealized gain (loss) on securities                81           (83)
                                             -----------   -----------
Comprehensive income (loss)                  $(1,402,750)  $(6,028,636)
                                             ===========   ===========
Comprehensive (income) loss attributable to
  noncontrolling interest                              -         1,406
                                             -----------   -----------
Comprehensive income (loss)                  $(1,402,750)  $(6,027,230)
                                             ===========   ===========
Net income (loss) per share
  (basic and fully diluted)                        (0.17)        (0.71)
                                             ===========   ===========
Weighted average number of common
  shares outstanding                           8,319,882     8,461,865
                                             ===========   ===========

           The accompanying notes are an integral part of the consolidated financial statements.

             PEER REVIEW MEDIATION AND ARBITRATION, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Common Stock             Preferred Stock      Preferred Stock
                                                         Series I            Series II
                          ----------------           --------------       ---------------
                                                              Amount
                                    Amount                     $.001                           Paid in
                         Shares      $.001         Shares      par      Shares      Amount      Capital
                         ------     ------         ------     ------    ------      ------      -------
Balances at
 December 31,
  2008                 8,264,126     $8,264           -      $     -   1,000,000     $1,000  $ 6,985,082
Compensatory
 stock
 issuance                  5,505          5           -             -          -          -       27,520
Warrant exercises
 - cash                   66,686         67           -             -          -          -    1,166,804
Warrant exercises
 - paid by debt
    conversion            50,000         50           -             -          -          -      874,950
Unrealized gain
  (loss) on securities         -          -           -             -          -          -            -
Income (loss) for
  the period                   -          -           -             -          -          -            -
                      ----------     ------      ------        ------  ---------     ------  -----------
Balance at
 December 31,
  2009                 8,386,317     $8,386           -        $    -    1,000,000   $1,000  $ 9,054,356
Stock issuance for
 business
  acquisition            200,000        200           -             -            -        -    3,399,800
Stock issuance
 for assets               32,250         32           -             -            -        -      660,493
Warrant exercises
 - cash                   53,366         53           -            -            -        -       933,876
Paid-in capital
 - subsidiary equity
    sales                      -          -           -             -            -        -      349,281
Paid-in capital
 - Subsidiary
 Beneficial conversion
 feature                       -          -           -             -            -        -       43,660
Shares issued and
  held by Company
  for pending
  transactions           468,750        469           -             -            -        -    7,968,281
Unrealized gain
  (loss) on
  securities                   -          -           -             -            -        -            -
Income (loss) for
  the period                   -          -           -             -            -        -            -
                      ----------     ------      ------        ------   ----------   ------  -----------
Balances at
  December 31,
  2010                 9,140,683     $9,140           -        $    -    1,000,000   $1,000  $22,409,747
                      ==========     ======      ======        ======   ==========   ======  ===========





PEER REVIEW MEDIATION AND ARBITRATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Continued)

                                                        Accumulated     Stock-
                            Stock                          Other        holders'                 Stock-
                        Subscriptions    Accumulated   Comprehensive    Equity  Noncontrolling   holders'
                          Receivable       Deficit     Income (Loss)     PRMA      Interest      Equity
                        -------------    -----------   -------------    ------- --------------   -------
Balances at
 December 31,
  2008                            -     $(10,195,406)    $(13,671)  $(3,214,731)   $      -    $(3,214,731)
Compensatory
 stock
 issuance                         -                -            -        27,525           -         27,525
Warrant exercises
 - cash                           -                -            -     1,166,871           -      1,166,871
Warrant exercises
 - paid by debt
    conversion                    -                -            -       875,000           -        875,000
Unrealized gain
  (loss) on securities            -                -           81            81           -             81
Income (loss) for
  the period                      -       (1,402,831)           -    (1,402,831)          -     (1,402,831)
                        -----------     ------------     --------   -----------   ---------    -----------
Balance at
 December 31,
  2009                            -     $(11,598,237)    $(13,590)  $(2,548,085)  $       -    $(2,548,085)
Stock issuance for
 business
  acquisition                     -                -            -     3,400,000           -      3,400,000
Stock issuance
 for assets                       -                -            -       660,525           -        660,525
Warrant exercises
 - cash                           -                -            -       933,929           -        933,929
Paid-in capital
 - subsidiary equity
    sales                         -                -            -       349,281         719        350,000
Paid-in capital
 - Subsidiary
 Beneficial conversion
 feature                         -                -            -        43,660           90         43,750
Shares issued and
  held by Company
  for pending
  transactions           (7,968,750)               -            -             -           -              -
Unrealized gain
  (loss) on
  securities                      -                -          (83)          (83)          -            (83)
Income (loss) for
  the period                      -       (6,027,147)           -    (6,027,147)     (1,406)    (6,028,553)
                        -----------     ------------     --------   -----------   ---------    -----------
Balances at
  December 31,
  2010                  $(7,968,750)    $(17,625,384)    $(13,673)  $(3,187,920)  $    (597)   $(3,188,517)
                        ===========     ============     ========   ===========   =========    ===========

           The accompanying notes are an integral part of the consolidated financial statements.

              PEER REVIEW MEDIATION AND ARBITRATION, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Year Ended    Year Ended
                                           December 31,  December 31,
                                               2008          2010
                                            -----------   -----------
Cash Flows From Operating Activities:
  Net income (loss)                         $(1,402,831)  $(6,028,553)

Adjustments to reconcile net income to
  net cash provided by (used for)
  operating activities:
    Depreciation                                  7,327        38,082
    Accounts receivable                          (1,950)      (46,362)
    Accrued payables                           (108,632)      425,874
    Related party payables                      385,896       435,330
    Compensatory equity issuances                27,525             -
    Other assets                                      -        (7,990)
    Bad debt expense                                  -        24,543
    Beneficial conversion feature - expense           -        43,750
    Writeoffs                                         -     4,162,039
                                            -----------   -----------
Net cash provided by (used for)
  operating activities                       (1,092,665)     (953,287)
                                            -----------   -----------

Cash Flows From Investing Activities:
  Fixed assets                                   (8,458)       (1,212)
  Business acquisition - net                          -       (89,096)
                                            -----------   -----------
Net cash provided by (used for)
  investing activities                           (8,458)      (90,308)
                                            -----------   -----------


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

                PEER REVIEW MEDIATION AND ARBITRATION, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2009 and 2010

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

Peer Review Mediation And Arbitration, Inc. ("PRMA", the "Company"), was incorporated in the State of Florida on April 16, 2001. The Company provides peer review services and expertise to law firms, medical practitioners, insurance companies, hospitals and other organizations in regard to personal injury, professional liability and quality review. The Company also provides medical staffing and billing services.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of PRMA and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. At December 31, 2009 and 2010, the Company had a fixed asset balance, consisting of office and computer equipment, of $74,079 and $328,522 with corresponding accumulated depreciation of $61,582 and $99,663. Depreciation expense for 2009 and 2010 was $7,477 and $38,082.

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

                PEER REVIEW MEDIATION AND ARBITRATION, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2009 and 2010

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Marketable Securities

The Company's marketable securities are classified as available-for-sale, are presented in the balance sheets at fair market value, and consist entirely of equity securities. Gains and losses are determined using the specific identification method. The change in unrealized gains and losses in 2009 and 2010 was $81, and $(83).

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


NOTE 2. RELATED PARTY TRANSACTIONS

As of December 31, 2009 and 2010, the Company owed related parties $2,362,657 and $2,797,987 for operating payables. Beginning in the third quarter of 2009, the Company began accruing interest on the payables at 9.5% per annum. Accrued interest owed to related parties at December 31, 2009 and 2010 was $103,706 and $348,836, with interest expense under the arrangement in 2009 and 2010 of $103,706 and $245,130. The Company also owed related parties at each date $2,236 and $3,894 for working capital loans.

In 2009 related parties converted $719,749 of payables into notes payable, then contributed $875,000 in principal and accrued interest to capital as payment of 50,000 options exercised at $17.50 per share.

                PEER REVIEW MEDIATION AND ARBITRATION, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2009 and 2010

NOTE 3. LEASE COMMITMENTS

In 2009 and through the first ten months of 2010, the Company rented space under an office lease from a corporation controlled by an officer. Rent expense incurred under the lease in 2009 and 2010 was approximately $238,000 and $200,000. In November 2010, the Company signed a two year office lease running through November 2012, noncancellable with no stated renewal option, with monthly payments over the life of the lease of approximately $3,100 - $3,300 plus costs. The Company carries an additional office lease with monthly payments of $1,470 plus costs extending through December 2011. Subsequent to December 31, 2010, future minimum payments under the office leases are approximately $85,000 including $52,000 in 2011 and $33,000 in 2012.
The Company also carries various equipment leases which run through July 2014, requiring monthly payments of approximately $1,300 plus costs. The equipment leases are classified as operating leases. Rent expense incurred under the leases in 2009 and 2010 was approximately $11,000 and $15,000 each year. Subsequent to December 31, 2010, future minimum payments under the equipment leases are approximately $55,000 including $15,000 in 2011 - 2013, and $10,000 in 2013.

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

NOTE 8.  OPERATIONS OF BUSINESS SEGMENTS

NOTE 8. OPERATIONS OF BUSINESS SEGMENTS

The Company identifies operating segments based on differences in products and services. The Company operates in two business segments, one being litigation support and expert testimony consulting primarily for the medical industry, and the other medical practice management including dictation, billing and staffing services.

No differences exist between measurements of the Company's profits and losses, and assets, and those of its segments. There have been no changes from prior periods in measurement methods used to determine reported segment profit and loss, and the Company makes no asymmetrical accounting allocations to segments. No material sales transactions have taken place between the segments.

In 2009 and 2010 sales were to external customers and were domestic. The Company's long lived assets are all held domestically.

The Company operated only in its consulting segment in 2009. Segment information for 2010 is presented below
(after intercompany eliminations).

Year ended December 31, 2010
----------------------------

                                                  Medical          Consolidated
                                  Consulting     Services              Total
                                  ----------     --------          ------------
Revenue                           $    47,798   $ 1,256,915         $ 1,304,713
                                  ===========   ===========         ===========
Operating income (loss)           $(5,103,376)  $  (615,288)        $(5,718,664)
                                  -----------   -----------         -----------
Other income (expense):
  Interest income                           -            10                  10
  Interest (expense)                 (266,149)            -            (266,149)
  Beneficial conversion feature
   - expense                                -       (43,750)            (43,750)
                                  -----------   -----------         -----------
                                     (266,149)      (43,740)           (309,889)
                                  -----------   -----------         -----------
Income (loss) before provision
  for income taxes                 (5,369,525)     (659,028)         (6,028,553)

Provision for income tax                    -             -                   -
                                  -----------   -----------         -----------
Net income (loss)                 $(5,369,525)  $  (659,028)        $(6,028,553)
                                  ===========   ===========         ===========

Identifiable assets               $    54,236   $   396,898         $   451,134
Depreciation expense              $     4,318   $    33,764         $    38,082
Goodwill and asset write offs     $ 3,587,039   $   575,000         $ 4,162,039
Expenditures for long lived
  assets                          $     1,212   $   828,231         $   829,443

            PEER REVIEW MEDIATION AND ARBITRATION, INC.
                   AND KEY VISTA ASSOCIATES, INC.


           PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS


                     December 31, 2009 &
                      September 30, 2010
                         (Unaudited)

                PEER REVIEW MEDIATION AND ARBITRATION, INC.
                       AND KEY VISTA ASSOCIATES, INC.
                  PRO FORMA CONSOLIDATED BALANCE SHEET
                           September 30, 2010
                              (Unaudited)

                                                          Adjustments   Consolidated
                              PRMA          KEY VISTA     (See Notes)     Balance
                              -----         ---------     -----------   ------------
ASSETS

 Current assets
   Cash                     $    37,722     $   23,774     $        -    $     61,496
   Accounts receivable           36,055              -              -          36,055
   Inventory                     22,294              -              -          22,294
   Marketable securities             97              -              -              97
                            -----------     ----------     ----------    ------------
      Total current assets       96,168         23,774              -         119,942
                            -----------     ----------     ----------    ------------
Fixed assets                    328,522              -              -         328,522
Less accumulated depreciation   (85,908)             -              -        (85,908)
Intangible assets               275,000              -              -         275,000
Other assets                      2,190          1,902              -           4,092
                            -----------     ----------     ----------    ------------
                                519,804          1,902              -         521,706
                            -----------     ----------     ----------    ------------
 Total Assets               $   615,972     $   25,676     $        -    $    641,648
                            ===========     ==========     ==========    ============
 LIABILITIES
   & STOCKHOLDERS' EQUITY

Current liabilities
  Accrued payables          $   446,873     $   24,269     $        -   $     471,142
  Related party payables      2,719,679              -              -       2,719,679
  Notes payable rel. pty.
   - current portion            145,089              -              -         145,089
  Related party loans            16,187              -              -          16,187
                            -----------     ----------     ----------    ------------
      Total current
        liabilities           3,327,828         24,269              -       3,352,097
                            -----------     ----------     ----------    ------------
Total Liabilities             3,327,828         24,269              -       3,352,097
                            -----------     ----------     ----------    ------------
Stockholders' Equity
  Preferred stock, Series II,
   $.001 par value; 1,000,000
   shares authorized;
   convertible; 1,000,000
   issued and outstanding         1,000              -              -           1,000
  Common stock, $.001 par
   value; 45,000,000 shares
   authorized; 8,450,898
   shares issued and
   outstanding                    8,449              1             (1)  A       8,449




  Additional paid in capital 10,243,134             (1)         1,408   A  10,244,541
  Accumulated deficit       (12,950,784)         1,407         (1,407)  A (12,950,784)
  Accumulated other
   comprehensive income (loss)  (13,655)             -              -         (13,655)
                            -----------     ----------     ----------    ------------
Total Stockholders' Equity   (2,711,856)         1,407              -      (2,710,449)
                            -----------     ----------     ----------    ------------
Total Liabilities and
 Stockholders' Equity       $   615,972     $   25,676     $        -    $    641,648
                            ===========     ==========     ==========    ============

               PEER REVIEW MEDIATION AND ARBITRATION, INC.
                      AND KEY VISTA ASSOCIATES, INC.
              PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                               (Unaudited)

                              PRMA          KEY VISTA
                          Nine Months      Nine Months
                              Ended           Ended        Adjustments   Consolidated
                         Sept. 30, 2010   Sept. 30, 2010    (See Notes)     Balance
                         --------------   --------------    -----------   ------------
Sales                      $    139,480    $ 3,443,030     $         -    $ 3,582,510
Cost of sales                    59,071      3,338,070               -      3,397,141
                            -----------    -----------      ----------    -----------
Gross profit                     80,409        104,960               -        185,369
                            -----------    -----------      ----------    -----------
Operating expenses:
  Depreciation                   24,327              -               -         24,327
  General and administrative  1,223,117        104,960               -      1,328,077
                            -----------    -----------      ----------    -----------
                              1,247,444        104,960               -      1,352,404
                            -----------    -----------      ----------    -----------
Income (loss) from
 Operations                  (1,167,035)             -               -     (1,167,035)
                            -----------    -----------      ----------    -----------
Other income (expense):
  Interest income                     5              -               -              5
  Interest (expense)           (185,517)             -               -       (185,517)
  Other                             (65)             -               -            (65)
                            -----------    -----------      ----------    -----------
                               (185,577)             -               -       (185,577)
                            -----------    -----------      ----------    -----------
Income (loss) before provision
  for income taxes           (1,352,612)             -               -     (1,352,612)
Provision for income tax              -              -               -              -
                            -----------    -----------      ----------    -----------
Net income (loss)           $ (1,352,612)   $        -      $        -    $(1,352,612)
                            ===========    ===========      ==========    ===========
Net income (loss) per share
(Basic and fully diluted)   $         (0)   $        -
                            ===========    ===========
Weighted average number of
 common shares outstanding     8,420,573         1,000
                            ===========    ===========

             PEER REVIEW MEDIATION AND ARBITRATION, INC.
                   AND KEY VISTA ASSOCIATES, INC.
            PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                          (Unaudited)

                              PRMA          KEY VISTA
                          Year Ended        Year Ended     Adjustments   Consolidated
                         Dec. 31, 2010    Dec. 31, 2009    (See Notes)     Balance
                         -------------   --------------    -----------   ------------
Sales                       $    59,251    $ 7,070,658      $        -    $ 7,129,909
Cost of sales                    21,811      6,904,430               -      6,926,241
                            -----------    -----------      ----------    -----------
Gross profit                     37,440        166,228               -        203,668
                            -----------    -----------      ----------    -----------
Operating expenses:
  Depreciation                    7,477              -               -          7,477
  General and administrative  1,295,020        140,346               -      1,435,366
                            -----------    -----------      ----------    -----------
                              1,302,497        140,346               -      1,442,843
                            -----------    -----------      ----------    -----------
Income (loss) from
  Operations                 (1,265,057)        25,882               -     (1,239,175)
                            -----------    -----------      ----------    -----------
Other income (expense):
  Interest income                   180              -               -            180
  Interest (expense)           (137,954)             -               -       (137,954)
  Other                              81              -               -             81
                            -----------    -----------      ----------    -----------
                               (137,693)             -               -       (137,693)
                            -----------    -----------      ----------    -----------
 Income (loss) before provision
    for income taxes         (1,402,750)        25,882               -     (1,376,868)

 Provision for income tax             -              -               -              -
                            -----------    -----------      ----------    -----------
 Net income (loss)          $(1,402,750)   $    25,882      $        -    $(1,376,868)
                            ===========    ===========      ==========    ===========
 Net income (loss) per share
 (Basic and fully diluted)  $        (0)   $     25.88
                            ===========    ===========
 Weighted average number of
 common shares outstanding    8,319,882          1,000
                            ===========    ===========

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


Date:  August 4, 2011      PEER REVIEW MEDIATION AND ARBITRATION, INC.


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

   Signature                     Title                       Date
---------------               -----------                -------------

s/ Willis Hale      Chief Executive Officer, President,  August 4, 2011
---------------       and Director
   Willis Hale


s/ Marc E. Combs    Chief Financial Officer              August 4, 2011
----------------
   Marc E. Combs