Form 10-Q
period 2011-06-30
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2011-08-22
CIK 1311627

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to _________________

                 Commission File Number: 000-52712

              PEER REVIEW MEDIATION AND ARBITRATION, INC.
              -------------------------------------------
         (Exact name of registrant as specified in its charter)

       Florida                                    65-1126951
       -------                                    ----------
(State or other jurisdiction          (IRS Employer Identification No.)
of incorporation or organization)

                   1450 S. Dixie Highway, Ste. 201
                      Boca Raton, Florida 33432
                   -------------------------------
              (Address of principal executive offices)

                            (561) 347-1178
                            --------------
         (Registrant's telephone number, including area code)

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

Large accelerated filer [ ]             Accelerated filer         [ ]
Non-accelerated filer   [ ]             Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

As of August 22, 2011, there were 9,164,986 shares of Peer Review Mediation and Arbitration, Inc. Common Stock, $0.001 par value per share, issued and outstanding.

                                 PART I
                        FINANCIAL INFORMATION

                                                                 Page
                                                                 ----

Item 1.  Financial Statements                                      4

         Consolidated Balance Sheets as of
           June 30, 2011 (Unaudited) and December 31, 2010
         Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2011 and 2010 (unaudited)
         Consolidated Statements of Cash Flows for the
           Six Month Periods Ended June 30,
           2011 and 2010 (unaudited)
         Notes to Consolidated Financial Statements (unaudited)

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations          15

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                            18

Item 4.  Controls and Procedures                                  18


                             PART II
                       OTHER INFORMATION

Item 1.  Legal Proceedings                                        19

Item 2.  Unregistered Sales of Equity Securities and
           Use of Proceeds                                        19

Item 3.  Defaults Upon Senior Securities                          19

Item 4.  (Removed and Reserved)                                   19

Item 5.  Other Information                                        19

Item 6.  Exhibits                                                 19



Signatures

                  PART I - FINANCIAL INFORMATION





           PEER REVIEW MEDIATION AND ARBITRATION, INC.


                 CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


                    Quarter Ended June 30, 2011

            PEER REVIEW MEDIATION AND ARBITRATION, INC.

                Consolidated Financial Statements
                           (Unaudited)


                       TABLE OF CONTENTS


                                                              Page
                                                              ----

FINANCIAL STATEMENTS

  Consolidated balance sheets                                    6
  Consolidated statements of operation                           8
  Consolidated statements of cash flows                         10
  Notes to consolidated financial statements                    12

            PEER REVIEW MEDIATION AND ARBITRATION, INC.
                    CONSOLIDATED BALANCE SHEETS

                                                             June 30,
                                               December 31,    2011
                                                   2010    (Unaudited)
                                                ----------  ----------
             ASSETS
Current assets:
  Cash                                          $  155,655  $   97,822
  Accounts receivable                               30,663     115,132
  Inventory                                         22,294      22,294
  Marketable securities                                 79          79
                                                ----------  ----------
Total current assets                               208,691     235,327
                                                ----------  ----------
  Fixed assets                                     328,522   1,282,047
  Less accumulated depreciation                    (99,663)   (928,832)
  Other assets                                      13,584      14,108
                                                ----------  ----------
                                                   242,443     367,323
                                                ----------  ----------
Total Assets                                    $  451,134  $  602,650
                                                ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued payables                            $   633,379  $   816,028
  Related party payables                        2,797,987    2,943,668
  Notes payable - current portion                       -       78,625
  Notes payable - related party -
    current portion                               189,391       86,602
  Capital lease obligation                              -       73,207
  Other liabilities                                 3,894            -
                                              -----------  -----------
Total current liabilities                       3,624,651    3,998,130

Capital lease obligation                                -            -
Notes payable                                           -      172,737
Notes payable - related party                      15,000            -
                                              -----------  -----------
Total liabilities                               3,639,651    3,174,336
                                              -----------  -----------

Stockholders' Equity
  Preferred stock, Series II, $.001 par value;
    1,000,000 shares authorized; convertible;
    1,000,000 issued and outstanding                1,000        1,000
  Common stock, $.001 par value; 45,000,000
    shares authorized; 9,140,683 (2010)
    and 9,161,869 (2011)                            9,140        9,161
  Additional paid in capital                    9,054,356   23,232,385
  Stock subscription receivable                (7,968,750)  (7,203,750)
  Accumulated deficit        (                (17,625,384) (19,593,782)
  Accumulated other comprehensive
    income (loss)                                 (13,673)     (13,673)
  Total PRMA stockholders' equity              (3,187,920)  (3,568,659)
  Noncontrolling interest                            (597)         442
                                              -----------  -----------
Total Stockholders' Equity                     (3,188,517)  (3,568,217)
                                              -----------  -----------
Total Liabilities and Stockholders' Equity    $   451,134  $   602,650
                                              ===========  ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                    PEER REVIEW MEDIATION AND ARBITRATION, INC.
         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                (Unaudited)

                              Three Months   Three Months   Six Months     Six Months
                                 Ended           Ended         Ended         Ended
                            June 30, 2010  June 30, 2011  June 30, 2010  June 30, 2011
                            -------------  -------------  -------------  -------------
Revenue                       $  69,630       $ 2,263,650    $  82,536     $ 4,195,573
Cost of sales                    20,318         2,010,913       25,420       3,678,438
                              ---------       -----------    ---------     -----------
                                 49,312           252,737       57,116         517,135

Expenses:
Depreciation                      6,334            56,534       10,611         117,087
Selling, general and
 administrative                 418,888           551,108      792,019       1,128,043
Write offs                            -                 -            -       1,051,900
                              ---------       -----------    ---------     -----------
                                425,222           607,642      802,630       2,297,030
                              ---------       -----------    ---------     -----------
Loss from operations           (375,910)         (354,905)    (745,514)     (1,779,895)
                              ---------       -----------    ---------     -----------
Other income (expense)
Interest income                       -                 -            -               -
Interest (expense)              (63,729)          (67,372)    (122,584)       (137,815)
Beneficial conversion feature
  - expense                           -           (15,875)           -         (50,688)
                              ---------       -----------    ---------     -----------
                                (63,729)          (83,247)    (122,584)       (188,503)
                              ---------       -----------    ---------     -----------
Income (loss) before provision
 for income taxes              (439,639)         (438,152)    (868,098)     (1,968,398)
Provision for income tax              -                 -            -               -
                              ---------       -----------    ---------     -----------
Net income (loss)              (439,639)         (438,152)    (868,098)     (1,968,398)
Other comprehensive income
 (loss) - net of tax
Unrealized gain (loss) on
 securities                         (46)                -          (52)              -
                              ---------       -----------    ---------     -----------
Comprehensive income (loss)    (439,685)         (438,152)    (868,150)     (1,968,398)
 Comprehensive (income) loss
  attributable to noncontrolling
  interest                            -               455            -             754
                              ---------       -----------    ---------     -----------
Comprehensive income (loss)
 attributable to PRMA         $(439,685)      $  (437,697)   $       -     $(1,967,644)
                              =========       ===========    =========     ===========
Net income (loss) per share
(Basic and fully diluted)     $   (0.05)      $     (0.05)   $   (0.10)    $     (0.22)
                              =========       ===========    =========     ===========




Weighted average number of
common shares outstanding     8,422,994         9,156,311    8,408,898       9,154,117
                              =========       ===========    =========     ===========

                The accompanying notes are an integral part
                 of the consolidated financial statements.

                  PEER REVIEW MEDIATION AND ARBITRATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                        Six Months          Six Months
                                           Ended               Ended
                                       June 30, 2010      June 30, 2011
                                       -------------       ------------

Cash Flows From Operating Activities:
  Net income (loss)                     $  (868,098)       $(1,969,152)

  Adjustments to reconcile net income
   to net cash provided by (used for)
   operating activities:
    Depreciation                             10,611            117,087
    Accounts receivable                     (38,950)            35,351
    Accrued payables                        186,512            178,756
    Related party payables                  239,298            145,681
    Other assets                                  -               (524)
    Beneficial conversion feature - expense       -             50,688
    Writeoffs                                     -          1,051,900
                                        -----------        -----------
Net cash provided by (used for)
 operating activities                      (470,627)          (460,915)

Cash Flows From Investing Activities:
  Fixed asset purchases                      (1,212)           (12,667)
  Business acquisition - net                      -             11,706
                                        -----------        -----------
      Net cash provided by (used for)
      investing activities                   (1,212)              (961)
                                        -----------        -----------

                     (Continued on Following Page)


         The accompanying notes are an integral part of the consolidated financial statements.

                PEER REVIEW MEDIATION AND ARBITRATION
                CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)


(Continued From Previous Page)

                                        Six Months         Six Months
                                           Ended              Ended
                                       June 30, 2010      June 30, 2011
                                       -------------      -------------

Cash Flows From Financing Activities:
 Notes payable - borrowings                       -                  -
 Notes payable - payments                   (40,345)          (237,886)
 Capital lease obligation - payments              -            (46,834)
 Related party loans - net                    3,275                  -
 Option Exercises                           584,215            283,263
                                        -----------        -----------
      Net cash provided by (used for)
       financing activities                 547,145            404,043
                                        -----------        -----------
Net Increase (Decrease) In Cash              75,306             57,833
Cash At The Beginning Of The Period          27,392            155,655
                                        -----------        -----------
Cash At The End Of The Period           $   102,698        $    97,822
                                        ===========        ===========

Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------
In 2011 the Company purchased $11,796 in cash, $49,118 in accounts receivable, and $228,776 in fixed assets, with corresponding liabilities of $491,500 by issuing 5,000 common shares valued at $85,000 and fulfilling a stock subscription payable of $765,000 by issuing 45,000 common shares.

Supplemental Disclosure
-----------------------
Cash paid for interest                   $  1,293            $  9,323
Cash paid for income taxes               $      -            $      -


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

Basis of Presentation
---------------------
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of Peer Review Mediation and Arbitration, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

Financial Instruments
---------------------
The carrying value of the Company's financial instruments, as reported in the accompanying balance sheet, approximates fair value.

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

Overview
---------
We were incorporated under the laws of the State of Florida on April 16, 2001. We have been conducting business operations ever since, primarily focused on the creation and continual development of our proprietary Private Network Application which allows direct access to our Peer Review Data Archival resource via our PeerReviewboard.com Internet web site. Our wholly owned subsidiary, Independent Review, Inc., is engaged in providing medical case reviews to the Texas Insurance Commission pursuant to a license from the state of Texas.

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

Results Of Operations
---------------------
Comparison of Results of Operations for the Three Months Ended June 30, 2011 and 2010

Sales were $2,263,650 for the three months ended June 30, 2011, as compared to sales of $69,630 for the three months ended June 30, 2010, an increase of $2,194,020, or 3,151%. This increase in revenue for the three months ending June 30, 2011 is due to the transition the Company has made from developmental to operational, and due to the additional revenue provided by our Document Management Division, Environmental Division, and Staffing Division.

Cost of sales was $2,010,913 for the three months ended June 30, 2011, as compared to cost of sales of $20,318 for the comparable period in 2010, an increase of $1,990,595, or 9,797%. Cost of sales increased due to the corresponding increase in revenues.

For the three months ended June 30, 2011, we incurred operating expenses of $607,642, which included selling, general and administrative expenses of $551,108, compared to operating expense of $425,222 during the three months ended June 30, 2010, which included selling, general and administrative expenses of $418,888 for the same period last year, or a 31.6% increase in selling, general and administrative expense. This increase is due an increase in business activity as the Company continues to execute its business plan. Selling, general and administrative expenses during the three months ended June 30, 2011, consisted of $103,620 in physician recruitment, $69,080 in administrative expense, $57,567 in operational expense, $17,594 in IT hosting and maintenance, $31,253 in rent, $89,462 in officers and directors compensation, $49,323 in consulting fees, $10,204 in telephone, $14,589 in legal and & professional fees, $5,708 in utilities and maintenance, $15,209 in office supplies, $1,935 in promotion and advertising, and $67,372 in interest expense. Depreciation and amortization expense increased to $56,534 during the three months ended June 30, 2011, compared with that of $6,334 for the same period in 2010. The increase in depreciation and amortization expense was primarily due to an increase in fixed assets, associated primarily with asset acquisitions.

As a result, we incurred a loss of ($438,152) during three months ended June 30, 2011, or ($0.05) per share, compared with a loss of ($439,685) during the three months ended June 30, 2010, or ($0.05) per share.

Comparison of Results of Operations for the Six Months Ended June 30, 2011 and 2010

Sales were $4,195,573 for the six months ended June 30, 2011, as compared to sales of $82,536 for the six months ended June 30, 2010, an increase of $4,113,037, or 4,983%. Our increase in revenues during the six months ended June 30, 2011 is due to the transition the Company has made from developmental to operational and due to the additional revenue provided our Document Management Division, Environmental
Division, and Staffing Division.

Cost of sales was $25,420 for the six months ended June 30, 2011, as compared to cost of sales of $25,420 for the comparable period in 2010, an increase of $3,653,018, or 14,371%. Cost of sales increased due to the corresponding increase in revenues.

For the six months ended June 30, 2011, we incurred operating expenses of $2,297,030, which included selling, general and administrative expenses of $1,128,043, compared to operating expense of $802,630 during the six months ended June 30, 2010, which included selling, general and administrative expenses of $792,019 for the same period last year, or a 20.5% increase in selling, general and administrative expense. This increase is due an increase in business activity as the

Company continues to execute its business plan. Selling, general and administrative expenses during the six months ended June 30, 2011, consisted of $212,756 in physician recruitment, $141,837 in administrative expense, $118,198 in operational expense, $87,839 in IT hosting and maintenance, $56,758 in rent, $180,285 in officers and directors compensation, $88,071 in consulting fees, $19,603 in telephone, $27,839 in legal and & professional fees, $7,696 in utilities and maintenance, $22,959 in office supplies, $5,705 in licenses/permits, $2,235 in promotion and advertising, $18,448 in miscellaneous fees, and $137,815 in interest expense. Depreciation and amortization expense increased to $117,087 during the six months ended June 30, 2011, compared with that of $10,611 for the same period in 2010. The increase in depreciation and amortization expense was primarily due to an increase in fixed assets, associated primarily with asset acquisitions.

As a result, we incurred a loss of ($1,967,644) during six months ended June 30, 2011, or ($0.22) per share, compared with a loss of ($868,150) during the six months ended June 30, 2010, or ($0.10) per share.

Liquidity And Capital Resources
At June 30, 2011, we had $97,901 in cash and marketable securities.

During the quarter ending June 30, 2011, operations were funded through the exercise of our outstanding Common Stock Purchase Options. On April 2, 2009 our registration statement was deemed effective by the SEC wherein we registered 323,940 shares of our Common Stock that underlie previously issued purchase options. As of the date of this report we have received an aggregate of $3,313,712 from the exercise of these Purchase Options and issued 189,355 shares of our Common Stock as a result. It is management's intent to use the funds generated by the exercising of these options to execute the business plan.

The net cash used in operating activities for the quarter ended June 30, 2011 was $470,627. The net cash provided from financing activities for the quarter ended June 30, 2011 was $547,145. We had $97,901 in cash and cash equivalents as of June 30, 2011, compared to $102,808 in cash and cash equivalents as of June 30, 2010. We had $115,132 in account receivables as of June 30, 2011, as compared to $45,910 at June 30, 2010.

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

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

During the three months ended June 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting,

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2011. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be effective as of June 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                      PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

   Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   Exhibit 101.INS**   XBRL Instance Document
   Exhibit 101.SCH**   XBRL Taxonomy Extension Schema Document
   Exhibit 101.CAL**   XBRL Taxonomy Extension Calculation Linkbase
                        Document
   Exhibit 101.DEF**   XBRL Taxonomy Extension Definition Linkbase
    Document
   Exhibit 101.LAB**   XBRL Taxonomy Extension Label Linkbase Document
   Exhibit 101.PRE**   XBRL Taxonomy Extension Presentation Linkbase
    Document
*  Filed herewith
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

                             SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

Dated:  August 22, 2010

By: /s/Willis Hale
    -------------------------------
    Willis Hale
    Chief Executive Officer



By: /s/Marc E. Combs
    -------------------------------
    Marc E. Combs
    Chief Financial Officer

20