Form 10-Q
period 2011-03-31
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2011-08-23
CIK 1311627

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer [ ]             Accelerated filer         [ ]
Non-accelerated filer   [ ]             Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

As of August 23, 2011, there were 9,162,071 shares of Peer Review
Mediation and Arbitration, Inc. Common Stock, $0.001 par value per share, issued and outstanding.

                                 PART I
                        FINANCIAL INFORMATION

                                                                 Page
                                                                 ----

Item 1.  Financial Statements                                       4

         Consolidated Balance Sheets as of
           March 31, 2011 (Unaudited) and December 31, 2010         6
         Consolidated Statements of Operations for the
           Three Months Ended March 31, 2011
           and 2010 (unaudited)                                     8
         Consolidated Statements of Cash Flows for the
           Three Month Periods Ended March 31,
           2011 and 2010 (unaudited)                               10
         Notes to Consolidated Financial Statements (unaudited)    12

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           15

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                             17

Item 4. Controls and Procedures                                    17


                            PART II
                       OTHER INFORMATION

Item 1.  Legal Proceedings                                         19

Item 2.  Unregistered Sales of Equity Securities and
           Use of Proceeds                                         19

Item 3.  Defaults Upon Senior Securities                           19

Item 4. (Removed and Reserved)                                     19

Item 5.  Other Information                                         19

Item 6.  Exhibits                                                  19

Signatures                                                         20

                  PART I - FINANCIAL INFORMATION





           PEER REVIEW MEDIATION AND ARBITRATION, INC.


                 CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


                    Quarter Ended March 31, 2011

            PEER REVIEW MEDIATION AND ARBITRATION, INC.

                Consolidated Financial Statements
                           (Unaudited)


                       TABLE OF CONTENTS


                                                              Page
                                                              ----

FINANCIAL STATEMENTS                                            4

  Consolidated balance sheet                                    6
  Consolidated statements of operation                          8
  Consolidated statements of cash flows                        10
  Notes to consolidated financial statements                   12

            PEER REVIEW MEDIATION AND ARBITRATION, INC.
                    CONSOLIDATED BALANCE SHEETS

                                                            March 31,
                                               December 31,    2011
                                                   2010    (Unaudited)
                                                ----------  ----------
             ASSETS
Current assets:
  Cash                                          $  155,655  $  218,849
  Accounts receivable                               30,663     127,133
  Inventory                                         22,294      22,294
  Marketable securities                                 79          79
                                                ----------  ----------
Total current assets                               208,691     368,355
                                                ----------  ----------
  Fixed assets                                     328,522   1,279,451
  Less accumulated depreciation                    (99,663)   (872,298)
  Other assets                                      13,584      13,940
                                                ----------  ----------
                                                   242,443     421,093
                                                ----------  ----------
Total Assets                                    $  451,134  $  789,448
                                                ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued payables                            $   633,379  $   746,131
  Related party payables                        2,797,987    2,875,437
  Notes payable - current portion                       -       74,656
  Notes payable - related party -
    current portion                               189,391      182,815
  Capital lease obligation                              -       95,749
  Other liabilities                                 3,894            -
                                              -----------  -----------
Total current liabilities                       3,624,651    3,974,788

Capital lease obligation                                -        2,553
Notes payable                                           -      198,987
Notes payable - related party                      15,000       15,000
                                              -----------  -----------
Total liabilities                               3,639,651    4,191,328
                                              -----------  -----------

Stockholders' Equity
  Preferred stock, Series II, $.001 par value;
    1,000,000 shares authorized; convertible;
    1,000,000 issued and outstanding                1,000        1,000
  Common stock, $.001 par value; 45,000,000
    shares authorized; 9,140,683 (2010)
    and 9,154,458 (2011)                            9,140        9,154
  Additional paid in capital                   22,409,747   22,960,450
  Stock subscription receivable                (7,968,750)  (7,203,750)
  Accumulated deficit                         (17,625,384) (19,155,324)
  Accumulated other comprehensive
    income (loss)                                 (13,673)     (13,673)
                                              -----------  -----------
Total PRMA stockholders' equity                (3,187,920)  (3,401,880)
Noncontrolling Interest                              (597)         263
                                              -----------  -----------
Total Stockholders' Equity                     (3,188,517)  (3,401,880)
                                              -----------  -----------
Total Liabilities and Stockholders' Equity    $   451,134  $   789,448
                                              ===========  ===========

         The accompanying notes are an integral part of the consolidated financial statements.

            PEER REVIEW MEDIATION AND ARBITRATION, INC.
      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                              (Unaudited)

                                             Three Months Three Months
                                                 Ended        Ended
                                                March 31,    March 31,
                                                  2010         2011
                                               ----------  -----------
Revenue                                        $   12,906  $ 1,931,923
Cost of sales                                       5,102    1,667,525
                                               ----------  -----------
Gross Profit                                        7,804      264,398

Expenses:
  Depreciation                                      4,277       60,533
  Selling general and administrative              373,131      576,935
  Write offs                                            -    1,051,900
                                               ----------  -----------
                                                  377,408    1,689,388
                                               ----------  -----------
Loss from operations                             (369,604)  (1,424,990)
                                               ----------  -----------

Other income (expense)
  Interest income                                       -            7
  Interest (expense)                              (58,855)     (70,443)
  Beneficial conversion feature                         -      (34,813)
                                               ----------  -----------
                                                  (58,855)    (105,249)
                                               ----------  -----------

Income (loss) before provision
  for income taxes                               (428,459)  (1,530,239)
Provision for income tax                                -            -
                                               ----------  -----------
Net income (loss)                              $ (428,459) $(1,530,239)

Other comprehensive income (loss) net of tax
  Unrealized gain (loss) on securities                 (6)           -
                                               ----------  -----------

Comprehensive income (loss)                    $ (428,465) $  (428,465)
Comprehensive (income) loss attributable
  to non-controlling interest                           -          299
                                               ----------  -----------
Comprehensive income (loss)
  attributable to PRMA                           (428,465)  (1,529,940)

Net income (loss) per share
(basic and fully diluted)                      $    (0.05) $     (0.17)
                                               ==========  ===========
Weighted average number of common
  shares outstanding                            8,394,802    9,150,071
                                               ==========  ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                PEER REVIEW MEDIATION AND ARBITRATION
                CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                              Three Months Three Months
                                                  Ended       Ended
                                                 March 31,   March 31,
                                                   2010        2011
                                                ---------  -----------
Cash Flows From Operating Activities:
  Net income (loss)                             $(428,459) $(1,530,239)

Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
  Depreciation                                      4,277       60,553
  Accounts receivable                              (1,300)     (47,352)
  Accrued payables                                 76,611      108,858
  Related party payable                           122,074      122,074
  Compensatory equity issuances                         -            -
  Other assets                                          -         (356)
  Bad debt expense                                      -            -
  Beneficial conversion feature - expense               -       34,813
  Writeoffs                                             -    1,051,900
                                                ---------  -----------
Net cash provided by (used for)
  operating activities                           (226,797)    (244,373)
                                                ---------  -----------

Cash Flows From Investing Activities:
  Fixed Assets                                     (1,212)     (10,071)
  Business Acquisition - net                            -       11,706
                                                ---------  -----------
Net cash provided by (used for)
  investing activities                             (1,212)      (1,635)
                                                ---------  -----------

Cash Flows From Financing Activities:
  Notes payable - borrowings                            -            -
  Related party loans - payments                  (28,836)    (104,392)
  Capital lease obligation - payments                   -      (21,739)
  Related party loans - payments                        -            -
  Equity sales - subsidiary                             -      278,500
  Option exercises                                296,988      153,563
                                                ---------  -----------
Net cash provided by (used for)
  financing activities                            268,152      305,932
                                                ---------  -----------

Net Increase (Decrease) in Cash                    40,143       63,194
Cash at the Beginning of the Period                27,392      155,655
                                                ---------  -----------
Cash at the End of the Period                   $  67,535  $   218,849
                                                =========  ===========

Schedule of Non-Cash Investing and
  Financing Activities

None

Supplemental Disclosure
  Cash paid for interest                        $   1,001  $     9,323
  Cash paid for income taxes                    $       -  $         -


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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010

Sales were $1,931,293 for the quarter ended March 31, 2011, as compared to sales of $12,906 for the quarter ended March 31, 2010, an increase of $1,918,387, or 14,684%. These revenues were generated by our operating subsidiary mediation, staffing, environmental and transcription divisions. The significant increase is due to the fact that the operations of the staffing, environmental, and transcription divisions all came online after March 31, 2010, and therefore are not reflected in the comparable numbers for 2010.

Cost of sales was $1,667,525 for the quarter ended March 31, 2011, as compared to cost of sales of $5,102 for the comparable period in 2010, an increase of $1,662,423 or 32,584%. Cost of sales increased significantly due to the corresponding increase in revenues noted in the previous paragraph.

For the quarter ended March 31, 2011, we incurred operating expenses of $1,689,388, which included a goodwill writeoff of $1,051,900 associated with acquisitions, and selling, general and administrative expenses of $576,935, compared to operating expense of $377,408 during the quarter ended March 31, 2010, which included selling, general and administrative expenses of $373,131, or a 35.3% increase in selling, general and administrative expense, principally because of increased business activity. Selling, general and administrative expenses during the quarter ended March 31, 2011, consisted of $81,887 in physician recruitment, $54,591 in administrative expense, $45,493 in operational expense, $70,245 in IT maintenance and hosting, $25,505 in rent, $90,823 in officers and directors compensation, $38,748 in consulting fees, $70,443 in interest expense, $9,399 in telephone expense, $13,250 in legal and & professional fees, $1,988 in utilities and maintenance, $7,750 in office supplies, $300 in promotion and advertising, and $2,202 in miscellaneous fees. Depreciation and amortization expense increased to $60,553 during the quarter ended March 31, 2011, compared with that of $4,277 for the same period in 2010, due to the significant increase in depreciable assets obtained as part of acquisition activity.

As a result, we incurred a loss of $1,530,239 during quarter ended March 31, 2011, or ($0.17) per share, compared with a loss of $428,465 during the quarter ended March 31, 2010, or ($0.05) per share.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, we had $218,928 in cash and marketable securities.

During the quarter ending March 31, 2011, operations were funded through the exercise of our outstanding Common Stock Purchase Options. On April 2, 2009 our registration statement was deemed effective by the SEC wherein we registered 323,940 shares of our Common Stock that underlie previously issued purchase options. As of the date of this report we have received an aggregate of $3,262,708 from the exercise of these Purchase Option and issued 186,440 shares of our Common Stock as a result. It is management's intent to use the funds generated by the exercising of these options to execute the business plan.

The net cash used in operating activities for the quarter ended March 31, 2011 was $244,373. The net cash provided from financing activities for the quarter ended March 31, 2011 was $305,932. We had $218,928 in cash and cash equivalents as of March 31, 2011, compared to $67,691 in cash and cash equivalents as of March 31, 2010. We had $127,133 in account receivables as of March 31, 2011, as compared to $8,260 at March 31, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial
Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report.

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

                   PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

None

ITEM 5.  OTHER INFORMATION

On January 3, 2011, the Company acquired the assets of A-1 Pipe Cleaning Services, Inc., a Florida based company, through an asset purchase agreement. Under the terms of the agreement, the Company agreed to receive all assets, all liabilities associated with the operating of A-1, including operating leases for equipment and liabilities associated with the principal owners' funding of the company, in exchange for 50,000 shares of PRMA restricted common stock.

ITEM 6.  EXHIBITS

   Exhibit 31* - Certifications pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
   Exhibit 32* - Certifications pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

*  Filed herewith

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

Dated:  August 23, 2011

By:  /s/ Willis Hale
     ----------------
     Willis Hale
     Chief Executive Officer

By:  /s/ Marc E. Combs
     -----------------
     Marc E. Combs
     Chief Financial Officer