Form 10-Q/A
period 2011-06-30
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2011-08-23
CIK 1311627

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           Amendment 1 to
                             FORM 10-Q

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

                        Explanatory Note

This Amendment 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 of the registrant, originally filed with the Securities and Exchange Commission on August 22, 2011 amends the original Form 10-Q in the manner described below.

Amendment 1 is being filed to include the currently-dated certifications from our chief executive officer and our chief financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

                    PEER REVIEW MEDIATION AND ARBITRATION, INC.
         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                (Unaudited)

                              Three Months   Three Months   Six Months     Six Months
                                 Ended           Ended         Ended         Ended
                            June 30, 2010  June 30, 2011  June 30, 2010  June 30, 2011
                            -------------  -------------  -------------  -------------
Revenue                       $  69,630       $ 2,263,650    $  82,536     $ 4,195,573
Cost of sales                    20,318         2,010,913       25,420       3,678,438
                              ---------       -----------    ---------     -----------
                                 49,312           252,737       57,116         517,135

Expenses:
Depreciation                      6,334            56,534       10,611         117,087
Selling, general and
 administrative                 418,888           551,108      792,019       1,128,797
Write offs                            -                 -            -       1,051,900
                              ---------       -----------    ---------     -----------
                                425,222           607,642      802,630       2,297,784
                              ---------       -----------    ---------     -----------
Loss from operations           (375,910)         (354,905)    (745,514)     (1,780,649)
                              ---------       -----------    ---------     -----------
Other income (expense)
Interest income                       -                 -            -               -
Interest (expense)              (63,729)          (67,372)    (122,584)       (137,815)
Beneficial conversion feature
  - expense                           -           (15,875)           -         (50,688)
                              ---------       -----------    ---------     -----------
                                (63,729)          (83,247)    (122,584)       (188,503)
                              ---------       -----------    ---------     -----------
Income (loss) before provision
 for income taxes              (439,639)         (438,152)    (868,098)     (1,969,152)
Provision for income tax              -                 -            -               -
                              ---------       -----------    ---------     -----------
Net income (loss)              (439,639)         (438,152)    (868,098)     (1,968,152)
Other comprehensive income
 (loss) - net of tax
Unrealized gain (loss) on
 securities                         (46)                -          (52)              -
                              ---------       -----------    ---------     -----------
Comprehensive income (loss)    (439,685)         (438,152)    (868,150)     (1,968,152)
 Comprehensive (income) loss
  attributable to noncontrolling
  interest                            -               455            -             754
                              ---------       -----------    ---------     -----------
Comprehensive income (loss)
 attributable to PRMA         $(439,685)      $  (437,697)   $       -     $(1,968,398)
                              =========       ===========    =========     ===========
Net income (loss) per share
(Basic and fully diluted)     $   (0.05)      $     (0.05)   $   (0.10)    $     (0.22)
                              =========       ===========    =========     ===========




Weighted average number of
common shares outstanding     8,422,994         9,156,311    8,408,898       9,154,117
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

For the six months ended June 30, 2011, we incurred operating expenses of $2,297,030, which included selling, general and administrative expenses of $1,128,797, compared to operating expense of $802,630 during the six months ended June 30, 2010, which included selling, general and administrative expenses of $792,019 for the same period last year, or a 20.5% increase in selling, general and administrative expense. This increase is due an increase in business activity as the

Company continues to execute its business plan. Selling, general and administrative expenses during the six months ended June 30, 2011, consisted of $212,756 in physician recruitment, $141,837 in administrative expense, $118,198 in operational expense, $87,839 in IT hosting and maintenance, $56,758 in rent, $180,285 in officers and directors compensation, $88,071 in consulting fees, $19,603 in telephone, $27,839 in legal and & professional fees, $7,696 in utilities and maintenance, $22,959 in office supplies, $5,705 in licenses/permits, $2,235 in promotion and advertising, $18,448 in miscellaneous fees, and $137,815 in interest expense. Depreciation and amortization expense increased to $117,087 during the six months ended June 30, 2011, compared with that of $10,611 for the same period in 2010. The increase in depreciation and amortization expense was primarily due to an increase in fixed assets, associated primarily with asset acquisitions.

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