Form 10-Q
period 2011-09-30
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2011-11-21
CIK 1311627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [X]

As of November 21, 2011, there were 9,187,730 shares of Peer Review Mediation and Arbitration, Inc. Common Stock, $0.001 par value per share, issued and outstanding.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30, 2011
	2010	(Unaudited)

ASSETS
Current assets
Cash	$155,655	$80,978
Accounts receivable	30,663	221,670
Inventory	22,294	22,294
Marketable securities	79	79
Total current assets	208,691	325,021

Fixed assets	328,522	1,295,594
Less accumulated depreciation	(99,663)	(985,100)
Intangible Assets	-	770,000
Other assets	13,584	13,425
	242,443	1,093,919

Total Assets	$451,134	$1,418,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued payables	$633,379	$787,594
Related party payables	2,797,987	3,194,043
Notes payable - current portion	-	146,013
Notes payable – rel. pty. – current portion	189,391	-
Capital lease obligation	-	36,848
Other liabilities	3,894	-
Total current liabilities	3,624,651	4,164,498

Notes payable	-	667,279
Notes payable – related party	15,000	-

Total Liabilities	3,639,651	4,831,777

Stockholders’ Equity
Preferred stock, Series II, $.001 par value; 1.000,000 shares Authorized; convertible; 1,000,000 issued and outstanding	1,000	1,000
Common stock, $.001 par value; 45,000,000 shares authorized; 9,140,683 (2010) & 9,161,869 (2011)	9,140	9,176
Additional paid in capital	9,054,356	23,615,271
Stock subscription receivable	(7,968,750)	(7,203,750)
Accumulated deficit	(17,625,384)	(19,822,038)
Accumulated other comprehensive income (loss)	(13,673)	(13,673)
Total PRMA stockholders’ equity	(3,187,920)	(3,414,014)
Noncontrolling interest	(597)	1,177
Total Stockholders’ Equity	(3,188,517)	(3,412,837)

Total Liabilities and Stockholders’ Equity	$451,134	$1,418,940

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Revenue	$56,944	$2,069,437	$139,480	$6,265,010
Cost of sales	33,651	1,674,386	59,071	5,352,824
	23,293	395,051	80,409	912,186

Expenses:
Depreciation	13,716	44,821	24,327	161,908
Selling, general and administrative	431,098	504,701	1,223,117	1,633,498
Write offs	-	-	-	1,051,900
	444,814	549,252	1,247,444	2,847,306

Loss from operations	(421,521)	(154,471)	(1,167,035)	(1,935,120)

Other income (expense)
Interest income	5	12	5	12
Interest (expense)	(62,933)	(67,372)	(185,517)	(205,187)
Beneficial conversion feature - expense	-	(5,938)	-	(56,626)
	(62,928)	(73,298)	(185,512)	(261,801)

Income (loss) before provision for income taxes	(484,449)	(227,769)	(1,352,547)	(2,196,921)

Provision for income tax	-	-	-	-

Net income (loss)	(484,449)	(227,769)	(1,352,547)	(2,196,921)

Other comprehensive income (Loss) – net of tax
Unrealized gain (loss) on securities	(13)	-	(65)	-

Comprehensive income (loss)	(484,462)	(227,769)	(1,352,612)	(2,196,921)
Comprehensive (income) loss attributable to noncontrolling interest	-	(484)	-	270
Comprehensive income (loss) attributable to PRMA	$(484,462)	$(228,253)	$(1,352,612)	$(2,196,651)

Net income (loss) per share (Basic and fully diluted)	$(0.06)	$(0.02)	$(0.16)	$(0.24)

Weighted average number of common shares outstanding	8,443,924	9,169,234	8,420,573	9,159,156

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2011

Cash Flows From Operating Activities:
Net income (loss)	$(1,352,547)	$(2,196,651)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	24,326	885,437
Accounts receivable	(29,095)	(191,007)
Accrued payables	269,290	154,215
Related party payables	357,022	396,056
Other assets	-	159
Beneficial conversion feature – expense	-	56,626
Writeoffs	-	1,051,900

Net cash provided by (used for) operating activities	(732,694)	156,735

Cash Flows From Investing Activities: Fixed asset purchases	(1,212)	(967,072)
Business acquisition - net	-	(725,218)

Net cash provided by (used for) investing activities	(1,212)	(1,692,290)

(Continued on Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2011

Cash Flows From Financing Activities:
Notes payable - borrowings	-	-
Notes payable – payments	(97,931)	605,007
Capital lease obligation – payments	-	36,848
Related party loans	13,851	-
Equity sales - subsidiary	-	453,000
Option Exercises	828,316	366,023

Net cash provided by (used for) financing activities	744,236	1,460,878

Net Increase (Decrease) In Cash	10,330	(74,677)
Cash At The Beginning Of The Period	27,392	155,655

Cash At The End Of The Period	$37,722	$80,978

Schedule of Non-Cash Investing and Financing Activities

In 2011 the Company purchased $11,796 in cash, $49,118 in accounts receivable, and $228,776 in fixed assets, with corresponding liabilities of $491,500 by issuing 5,000 common shares valued at $85,000 and fulfilling a stock subscription payable of $765,000 by issuing 45,000 common shares.

Supplemental Disclosure

Cash paid for interest	$1,293	$9,323
Cash paid for income taxes	$-	$-

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended September 30, 2011 and 2010

Sales were $2,263,650 for the three months ended September 30, 2011, as compared to sales of $69,630 for the three months ended September 30, 2010, an increase of $2,194,020, or 3,151%.  This increase in revenue for the three months ending September 30, 2011 is due to the transition the Company has made from developmental to operational, and due to the additional revenue provided by our Document Management Division, Environmental Division, and Staffing Division.

Cost of sales was $2,010,913 for the three months ended September 30, 2011, as compared to cost of sales of $20,318 for the comparable period in 2010, an increase of $1,990,595, or 9,797%. Cost of sales increased due to the corresponding increase in revenues.

For the three months ended September 30, 2011, we incurred operating expenses of $607,642, which included selling, general and administrative expenses of $551,108, compared to operating expense of $425,222 during the three months ended September 30, 2010, which included selling, general and administrative expenses of $418,888 for the same period last year, or a 31.6% increase in selling, general and administrative expense.  This increase is due an increase in business activity as the Company continues to execute its business plan. Selling, general and administrative expenses during the three months ended September 30, 2011, consisted of $103,620 in physician recruitment, $69,080 in administrative expense, $57,567 in operational expense, $17,594 in IT hosting and maintenance, $31,253 in rent, $89,462 in officers and directors compensation, $49,323 in consulting fees, $10,204 in telephone, $14,589 in legal and & professional fees, $5,708  in utilities and maintenance, $15,209 in office supplies, $1,935 in promotion and advertising, and $67,372 in interest expense. Depreciation and amortization expense increased to $56,534 during the three months ended September 30, 2011, compared with that of $6,334 for the same period in 2010. The increase in depreciation and amortization expense was primarily due to an increase in fixed assets, associated primarily with asset acquisitions.

As a result, we incurred a loss of ($438,152) during three months ended September 30, 2011, or ($0.05) per share, compared with a loss of ($439,685) during the three months ended September 30, 2010, or ($0.05) per share.

Comparison of Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Sales were $4,195,573 for the nine months ended September 30, 2011, as compared to sales of $82,536 for the nine months ended September 30, 2010, an increase of $4,113,037, or 4,983%. Our increase in revenues during the nine months ended September 30, 2011 is due to the transition the Company has made from developmental to operational, and due to the additional revenue provided our Document Management Division, Environmental Division, and Staffing Division.

Cost of sales was $25,420 for the nine months ended September 30, 2011, as compared to cost of sales of $25,420 for the comparable period in 2010, an increase of $3,653,018, or 14,371%. Cost of sales increased due to the corresponding increase in revenues.

For the nine months ended September 30, 2011, we incurred operating expenses of $2,297,030, which included selling, general and administrative expenses of $1,128,797, compared to operating expense of $802,630 during the nine months ended September 30, 2010, which included selling, general and administrative expenses of $792,019 for the same period last year, or a 20.5% increase in selling, general and administrative expense. This increase is due an increase in business activity as the Company continues to execute its business plan. Selling, general and administrative expenses during the nine months ended September 30, 2011, consisted of $212,756 in physician recruitment, $141,837 in administrative expense, $118,198 in operational expense, $87,839 in IT hosting and maintenance, $56,758 in rent, $180,285 in officers and directors compensation, $88,071 in consulting fees, $19,603 in telephone, $27,839 in legal and & professional fees, $7,696 in utilities and maintenance, $22,959 in office supplies, $5,705 in licenses/permits, $2,235 in promotion and advertising, $18,448 in miscellaneous fees, and $137,815 in interest expense. Depreciation and amortization expense increased to $117,087 during the nine months ended September 30, 2011, compared with that of $10,611 for the same period in 2010. The increase in depreciation and amortization expense was primarily due to an increase in fixed assets, associated primarily with asset acquisitions.

As a result, we incurred a loss of ($1,967,644) during nine months ended September 30, 2011, or ($0.22) per share, compared with a loss of ($868,150) during the nine months ended September 30, 2010, or ($0.10) per share.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had $97,901 in cash and marketable securities.

During the quarter ending September 30, 2011, operations were funded through the exercise of our outstanding Common Stock Purchase Options.  On April 2, 2009 our registration statement was deemed effective by the SEC wherein we registered 323,940 shares of our Common Stock that underlie previously issued purchase options.  As of the date of this report we have received an aggregate of $3,313,712 from the exercise of these Purchase Options and issued 189,355 shares of our Common Stock as a result.  It is management’s intent to use the funds generated by the exercising of these options to execute the business plan.

The net cash used in operating activities for the quarter ended September 30, 2011 was $470,627. The net cash provided from financing activities for the quarter ended September 30, 2011 was $547,145. We had $97,901 in cash and cash equivalents as of September 30, 2011, compared to $102,808 in cash and cash equivalents as of September 30, 2010. We had $115,132 in account receivables as of September 30, 2011, as compared to $45,910 at September 30, 2010.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. Controls and Procedures

During the three months ended September 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting,

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be effective as of September 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None.

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

PEER REVIEW MEDIATION

AND ARBITRATION, INC.

Dated:  November 21, 2011

By: /s/Willis Hale

Willis Hale, Chief Executive Officer

By:s/Marc E. Combs

Marc E. Combs, Chief Financial Officer