Form 10-Q/A
period 2011-09-30
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2011-11-22
CIK 1311627

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months Ended September 30, 2011 and 2010

Sales were $2,069,437 for the three months ended September 30, 2011, as compared to sales of $56,944 for the three months ended September 30, 2010, an increase of $2,012,493, or 3534.2%.  This increase in revenue for the three months ending September 30, 2011 is due to the transition the Company has made from developmental to operational, and due to the additional revenue provided by our Document Management Division, Environmental Division, Staffing Division and Mediation Division.

Cost of sales was $1,674,386 for the three months ended September 30, 2011, as compared to cost of sales of $33,651 for the comparable period in 2010, an increase of $1,640,735, or 4,876%. Cost of sales increased due to the corresponding increase in revenues.

For the three months ended September 30, 2011, we incurred operating expenses of $549,522, which included selling, general and administrative expenses of $504,701, compared to operating expense of $444,814 during the three months ended September 30, 2010, which included selling, general and administrative expenses of $431,098 for the same period last year, or a 17.1% increase in selling, general and administrative expense.  This increase is due an increase in business activity as the Company continues to execute its business plan. Selling, general and administrative expenses during the three months ended September 30, 2011, consisted of $95,918 in physician recruitment, $63,945 in administrative expense, $53,288 in operational expense, $1,508 in IT hosting and maintenance, $28,630 in rent, $91,921 in officers and directors compensation, $46,626 in consulting fees, $8,916 in telephone, $10,175 in legal and & professional fees, $12,875 in utilities and maintenance, $11,513 in office supplies, $1,823 in licenses and permits, $8,905 in promotion and advertising, and $63,732 in interest expense. Depreciation and amortization expense increased to $44,821 during the three months ended September 30, 2011, compared with that of $13,716 for the same period in 2010. The increase in depreciation and amortization expense was primarily due to an increase in fixed assets, associated primarily with asset purchases to facilitate the growth of the company.

As a result, we incurred a loss of ($228,253) during three months ended September 30, 2011, or ($0.02) per share, compared with a loss of ($484,462) during the three months ended September 30, 2010, or ($0.06) per share.

Comparison of Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Sales were $6,265,010 for the nine months ended September 30, 2011, as compared to sales of $139,480 for the nine months ended September 30, 2010, an increase of $6,125,530, or 4,392%. Our increase in revenues during the nine months ended September 30, 2011 is due to the transition the Company has made from developmental to operational, and due to the additional revenue provided our Document Management Division, Environmental Division, and Staffing Division.

Cost of sales was $5,352,824 for the nine months ended September 30, 2011, as compared to cost of sales of $59,071 for the comparable period in 2010, an increase of $5,293,753, or 8,962%. Cost of sales increased due to the corresponding increase in revenues.

For the nine months ended September 30, 2011, we incurred operating expenses of $2,847,306, which included selling, general and administrative expenses of $1,633,498, compared to operating expense of $1,247,444 during the nine months ended September 30, 2010, which included selling, general and administrative expenses of $1,223,117 for the same period last year, or a 33.6% increase in selling, general and administrative expense. This increase is due an increase in business activity as the Company continues to execute its business plan. Selling, general and administrative expenses during the nine months ended September 30, 2011, consisted of $309,013 in physician recruitment, $206,009 in administrative expense, $171,674 in operational expense, $89,347 in IT hosting and maintenance, $85,388 in rent, $272,206 in officers and directors compensation, $134,697 in consulting fees, $28,519 in telephone, $38,014 in legal and & professional fees, $20,571in utilities and maintenance, $34,472 in office supplies, $7,528 in licenses/permits, $11,140 in promotion and advertising, $19,734 in miscellaneous fees, and $205,187 in interest expense. Depreciation and amortization expense increased to $161,098 during the nine months ended September 30, 2011, compared with that of $24,327 for the same period in 2010. The increase in depreciation and amortization expense was primarily due to an increase in fixed assets, associated primarily with asset acquisitions.

As a result, we incurred a loss of ($2,196,651) during nine months ended September 30, 2011, or ($0.24) per share, compared with a loss of ($1,352,612) during the nine months ended September 30, 2010, or ($0.16) per share.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had $80,978 in cash and marketable securities.

During the quarter ending September 30, 2011, operations were funded through the exercise of our outstanding Common Stock Purchase Options.  On April 2, 2009 our registration statement was deemed effective by the SEC wherein we registered 323,940 shares of our Common Stock that underlie previously issued purchase options.  As of the date of this report we have received an aggregate of $3,431,733 from the exercise of these Purchase Options and issued 196,0995 shares of our Common Stock as a result.  It is management’s intent to use the funds generated by the exercising of these options to execute the business plan.

The net cash provided in operating activities for the quarter ended September 30, 2011 was $156,735. The net cash provided from financing activities for the quarter ended September 30, 2011 was $1,460,878. We had $80,978 in cash and cash equivalents as of September 30, 2011, compared to $37,819 in cash and cash equivalents as of September 30, 2010. We had $221,670 in account receivables as of September 30, 2011, as compared to $36,055 at September 30, 2010.

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