Form 10-K/A
period 2010-12-31
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2011-12-23
CIK 1311627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------

Amendment 2 to

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes [_]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]  No [ ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [_]


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ]   No [X]

The market value of the registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant at August 4, 2010 was approximately $0.

The number of shares outstanding of the registrant's only class of common stock, as of June 22, 2011 was 9,206,871 shares of its $.0001 par value common stock.

                        EXPLANATORY NOTE

This Amendment 2 to the Annual Report on Form 10-K for the year ended December 31, 2010 of the registrant, originally filed with the Securities and Exchange Commission on June 23, 2010 amends the original Form 10-K in the manner described below.

Amendment 2 has been filed to address the revenue contribution of acquired operations, to restate the inventory (change of $7,899), to update significant customer discussion, to update changes to disclosure information, and to update executive compensation.

No information in the original Form 10-K is being modified or amended by Amendment 2 other than changes described above.  Further, unless indicated otherwise, Amendment 2 does not reflect events occurring after June 23, 2010, which is the filing date of the original Form   10-K.  Accordingly, Amendment 2 should be read in conjunction with the registrant’s other filings with the SEC.

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

Item 5.    Market for the Registrant’s Common Equity and Related

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

Glossary

--------

Chart Review:  The review of patient’s chart notes and other medical reports that are used to help render objective evaluation of medical necessity or opinions to peer review processes.

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

ProMed Alliance

---------------

In addition to our principle service and markets, the Company has also begun several initiatives in our wholly owned subsidiary, ProMed Alliance International, Inc.  We are developing ProMed to be the first physician practice partnership and medical consulting firm with the ability to service healthcare organizations from one central source.  We will be providing partnership support and services to our member physicians and their organizations and, as a logical extension, to the medical community that they serve.  In order to facilitate our plan for rapid growth of these services, ProMed has initiated an aggressive acquisition strategy.  The following is a brief discussion of completed and pending acquisitions and asset purchases as of the date of this report.

Witkop Office Machines, Inc., and Docs In A Row, Inc.

The Company completed the purchase of certain assets of Witkop Office Machines, Inc., and Docs In A Row, Inc. on May 4th, 2010.  These assets will facilitate our transcription division as it sells dictation systems and related transcription services, and to provide next generation software to facilitate digital medical transcription through an online interface.

Key Vista Associates, Inc.

--------------------------

The Company completed the acquisition of Key Vista Associates, Inc. on November 1, 2010 to serve the staffing needs of our physician network.  Key Vista provides fully integrated services to effectively manage critical human resource responsibilities and employer risks for clients systems and services.  Key Vista facilitates our clients by ensuring statutory and regulatory compliance, and providing timely processing of HR-critical worker’s compensation, tax, and risk management issues, alleviating these stresses on our clients.

A-1 Environmental Services

--------------------------

The Company completed purchased certain assets from James and Nathalie Murray on January 3, 2011 ..  These assets will facilitate our Environmental division, operating as A-1 Environmental Services.  A-1 Environmental Services provides storm and surface water retention services.  We have the latest technology for structural pipe integrity analysis using laser with recorded video of virtually all pipe joints including length and width.  This initiative complements our other environmental initiatives, and facilitates the goal of breaking the infection cycle by providing a sustainable sanitary environment.

Distribution of Products and Services—Market Segmentation

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

The Company’s board members are ideal for developing and monitoring quality assurance programs for a variety of health care entities.  Standards for quality review for health plans and Medicare providers intensify every year, necessitating the assistance of independent, objective specialists external to the organization.  We believe we are especially beneficial to managed care organizations, hospitals and nursing homes undergoing utilization review and case evaluations brought before the Peer Review Organization.  The Peer Review Organization program is administered by the Health Care Financing Administration, the branch of the federal government that administers Medicare and Medicaid, HCFA is designed to monitor and improve utilization and quality of health care for Medicare beneficiaries.  Their mission is to ensure the quality, effectiveness, efficiency, and economy of health care services provided.  The PRO responds to quality of care complaints from consumers and appeals filed if an insurance company denies a service, or terminates, or refuses to pay for a service that the insured believes should be covered.

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

None.

ITEM 4.  REMOVED AND RESERVED

                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company completed all regulatory and reporting requirements in January of 2010, and the Company’s common stock was available to trade on the OTCBB under the symbol PRVW on February 1, 2010 when the markets opened.

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

Net income (loss) per share –

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

Results Of Operations

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2010 and 2009

Sales were $1,304,713 for the fiscal year ended December 31, 2010, as compared to sales of $59,251 for the fiscal year ended December 31, 2009, an increase of $1,245,462 (2102.0%).  These revenues were primarily generated by the transcription division and staffing division of our subsidiary, ProMed, and by our subsidiary, IRI, which handles medical denied insurance cases for the Texas Department of Insurance ..  The staffing division generated $1,102,025 in revenue, the transcription division generated $154,890 in revenue, and IRI generated $47,690 in revenue.  The revenue generated by IRI was exclusively for mediation services provided by physicians.  All revenue for all of our divisions is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectibility is reasonably assured.

Our staffing division does have one significant customer.  At the end of 2010, this customer represented 26.9% of total revenue.

Cost of sales was $1,108,604 for the fiscal year ended December 31, 2010, as compared to cost of sales of $21,811 for in the fiscal year ended December 31, 2009, an increase of $1,086,793 (4982.8%).  Cost of sales increased due to the corresponding increase in revenues as a result of the revenue-generating initiatives in our subsidiary, ProMed , in 2010.

For the fiscal year ended December 31, 2010, we incurred operating expenses of $1,728,191, which included selling, general and administrative expenses of $1,690,109, compared to operating expense of $1,302,497 during the fiscal year ended December 31, 2009, which included selling, general and administrative expenses of $1,295,020 for the same period last year, or a 30.5% increase in selling, general and administrative expense.  Selling, general and administrative expenses during the fiscal year ended December 31, 2010, consisted of $314,4451 in physician recruitment, $209,634 in administrative expense, $174,695 in operational expense, $131,022 in IT maintenance, $225,033 in rent, $2304,322 in officers and directors compensation, $90,957 in consulting fees, $30,739 in telephone and internet, $66,190 in legal, accounting and & professional fees, $18,814 in utilities and maintenance, $27,998 in office supplies, $3,171 in licenses/permits, $14,856 in promotion and advertising, and $19,116 in miscellaneous fees.  Depreciation and amortization expense increased to $38,082 during the fiscal year ended December 31, 2010, compared with that of $7,477 for the same period in 2009.  The increase in depreciation and amortization expense was primarily due to the increase in the percentage of depreciated assets in 2009 directly associated with acquisition activity and large asset purchases associated with the ramp up of several initiatives in ProMed ..

We also incurred non-cash expenses of $24,543 in bad debt expense, $43,750 in beneficial conversion expense to account for options issued under the private placement of ProMed Alliance units, $266,149 in accrued interest expense, and $4,162,039 in writeoffs to account for goodwill expense associated with the acquisition of Key Vista ..

As a result, we incurred a loss of ($6,027,230) during fiscal year ended December 31, 2010, or ($0.71) per share, compared with a loss of ($1,402,750) during the fiscal year ended December 31, 2009, or ($0.17) per share.

In 2010, the Company began generating revenues from two operating divisions of our wholly owned subsidiary, ProMed Alliance.  The transcription division began operations on May 4, 2010, and the staffing division began operations on November 1, 2010.  The combined revenue for these divisions for 2010 was $1,255,521, and the operating costs directly associated with these two divisions was $1,218,370, generating an operating profit of $37,152.  The company launched the staffing division with the acquisition of Key Vista Associates, Inc., on November 1, 2010.  The amount of revenue directly attributable to this newly acquired operation for the year ended December 31, 2010 is $1,102,025.  Our Transcription Division generated revenue of $154,890.

Promed Alliance Operating Divisions

   Combined Revenues              $1,25 6,915

   Combined Expenses               1,218,370

   -----------------              ----------

   Operating Profit               $   37,152

   =================              ==========

Liquidity and Capital Resources

-------------------------------

At December 31, 2010, we had $155,655 in cash and $79 in marketable securities, compared to $27,392 in cash and $162 in marketable securities for the fiscal year ended December 31, 2009.  At December 31, 2010, we had total assets of $451,134 and total liabilities of $3,639,651.

Going Concern

-------------

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  The factors described above raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from this uncertainty.  Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2010 and 2009.  Management’s plan for our continued existence is to continue to increase sales and operating profit from our existing operating divisions, complete revenue- and profit-generating acquisitions and asset purchase agreements that are pending, and assumes the continued exercise of options by current PRMA option holders as well as the selling of additional securities through private placements to fund operations.  Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing.  There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds.  Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue as a going concern.

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

In May 2008, we also issued 50,000 Units in consideration for services valued at $250,000 in favor of 5 persons.  Also in December 2007 we issued 6,676 shares of Common Stock in exchange for cash in the amount of $33,380 to 8 accredited investors at a price of $5.00 per share.  In December 2007, we also issued 3,957 shares of Common Stock as compensation for services.  In October 2010, we initiated a Unit offering in our wholly owned subsidiary, ProMed Alliance, each unit consisting of 50 shares of ProMed Common Stock, 50 shares of ProMed Preferred Stock, and 50 Purchase Options exercisable to purchase one share of ProMed Common Stock, at $1,000 per unit (a “ProMed Unit”).  ProMed Units were purchased in full, and in partial allocations, and the total proceeds from this offering for 2010 was $350,000.

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

We believe we will require an aggregate of $4 million over the next twelve (12) months, including approximately $3 million to consummate proposed acquisitions and asset purchases, and at least $1 million in operating capital, unless we are able to continue to generate increasing profits from operation, of which there is no assurance.  As such, we do not have sufficient funds on hand to meet our planned expenditures over the next 12 months.  However, if the Purchase Options are exercised and we are able to effectively market and sell the ProMed Units, we believe that we will have sufficient funds to implement our business plan described herein.  If the Purchase Options are not exercised we will need to seek additional financing to meet our planned expenditures, or limit our acquisitions.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans.”  SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period.  In addition, SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions,” to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation.  The recognition and disclosure requirements of SFAS No. 158 are effective for our year ended December 31, 2006.  The measurement requirements are effective for fiscal years ending December 31, 2010.  We do not believe the adoption of SFAS 158 will have a material impact on our consolidated financial statements.

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

 -  An acquisition date gain is reflected for a “bargain purchase.”

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

Aurora, Colorado                         /s/Ronald R. Chadwick, P.C.

May 25, 2011                              RONALD R. CHADWICK, P.C.

            PEER REVIEW MEDIATION AND ARBITRATION, INC.

                    CONSOLIDATED BALANCE SHEETS

                                           December 31,  December 31,

                                               2009         2010

                                           -----------   -----------

                 ASSETS

Current Assets

  Cash                                     $    27,392   $   155,655

  Accounts receivable                            6,960        30,663

  Inventory                                          -        22,294

  Marketable securities                            162            79

                                           -----------   -----------

      Total current assets                      34,514       208,691

                                           -----------   -----------

Fixed assets                                    74,079       328,522

Less accumulated depreciation                  (61,582)      (99,663)

Other assets                                       500        13,584

                                           -----------   -----------

                                                12,997       242,443

                                           -----------   -----------

Total Assets                                   $47,511      $451,134

                                           ===========   ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Accrued payables                         $   177,683   $   633,379

  Related party payables                     2,362,657     2,797,987

  Notes payable related party –

    current portion                             53,020       189,391

  Related party loans                            2,236         3,894

                                           -----------   -----------

      Total current liabilities              2,595,596     3,624,651

                                           -----------   -----------

Notes payable – related party                        -        15,000

                                           -----------   -----------

Total Liabilities                            2,595,596     3,639,651

                                           -----------   -----------

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

                                             ===========   ===========

The accompanying notes are an integral part of the

consolidated financial statements.

             PEER REVIEW MEDIATION AND ARBITRATION, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock Series I		Preferred Stock Series II
	Shares	Amount $.001	Shares	Amount $.001 par	Shares	Amount	Paid in Capital
Balances at December 31, 2008	8,264,126	$8,264	-	$ -	1,000,000	$1,000	$ 6,985,082
Compensatory stock issuances	5,505	5	-	-	-	-	27,520
Warrant exercises - cash	66,686	67	-	-	-	-	1,166,804
Warrant exercises - paid by debt conversion	50,000	50	-	-	-	-	874,950
Unrealized gain (loss0 on securities	-	-	-	-	-	-	-
Income (loss) for the period	-	-	-	-	-	-	-
	---------	------	------	------	---------	------	-----------
Balance at December 31, 2009	8,386,317	$8,386	-	$ -	1,000,000	$1,000	$ 9,054,356
Stock issuances for business acquisition	200,000	200	-	-	-	-	3,399,800
Stock issuance for assets	32,250	32	-	-	-	-	660,493
Warrant exercises - cash	53,366	53	-	-	-	-	933,876
Paid-in capital - subsidiary equity sales	-	-	-	-	-	-	349,281
Paid-in capital - subsidiary beneficial conversion feature	-	-	-	-	-	-	43,660
Shares issued and held by Company for pending transactions	468,750	469	-	-	-	-	7,968,281
Unrealized gain (loss) on securities	-	-	-	-	-	-	-
Income (loss) for the period	-	-	-	-	-	-	-

Balances at December 31, 2010	9,140,683	$9,140	-	$ -	1,000,000	$1,000	$22,409,747
	=========	======	======	======	=========	======	===========

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stock Subscriptions Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity PRMA	Noncontrolling Interest	Stockholders' Equity
Balances at December 31, 2008	-	$(10,195,406)	$(13,671)	$(3,214,731)	$ -	$(3,214,731)
Compensatory Stock Issuance	-	-	-	27,525	-	27,525
Warrant exercises - cash	-	-	-	1,166,871	-	1,166,871
Warrant exercises - paid by debt conversion	-	-	-	875,000	-	875,000
Unrealized gain (loss) on securities	-	-	81	81	-	81
Income (loss) for the period	-	(1,402,831)	-	(1,402,831)	-	(1,402,831)
	----------	-------------	---------	------------	-------	------------
Balance at December 31, 2009	-	$(11,598,237)	$(13,590)	$(2,548,085)	$ -	$(2,548,085)
Stock issuance for business acquisition	-	-	-	3,400,000	-	3,400,000
Stock issuance for assets	-	-	-	660,525	-	660,525
Warrant exercises - cash	-	-	-	933,929	-	933,929
Paid-in capital - subsidiary equity sales	-	-	-	349,281	719	350,000
Paid-in capital - subsidiary beneficial conversion feature	-	-	-	43,660	90	43,750
Shares issued and held by Company for pending transactions	(7,968,750)	-	-	-	-	-
Unrealized gain (loss) on securities	-	-	83	(83)	-	(83)
Income (loss) for the period	-	(6,027,147)	-	(6,027,147)	(1,406)	(6,028,553)
	------------	-------------	---------	------------	-------	------------
Balances at December 31, 2010	$(7,968,750)	$(17,625,384)	$(13,673)	$(3,187,920)	$ (597)	$(3,188,517)
	============	=============	=========	============	=======	============

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

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

                                           Year Ended   Year Ended

                                          December 31, December 31,

                                              2009         2010

                                            ---------- ------------

Cash Flows From Financing Activities:

  Notes payable – borrowings                    40,000            -

  Notes payable – payments                     (68,976)    (113,629)

  Related party loans                          (63,375)       1,558

  Equity sales – subsidiary                          -      350,000

  Option Exercises                           1,166,871      933,929

                                            ----------   ----------

Net cash provided by (used for)

  financing activities                       1,074,520    1,171,858

                                            ----------   ----------

Net Increase (Decrease) in Cash                (26,603)     128,263

Cash at the Beginning of the Period             53,995       27,392

                                            ----------   ----------

Cash at the End of the Period               $   27,392   $  155,655

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

NOTE 4. BUSINESS ACQUISITION AND ASSET PURCHASES

On November 1, 2010 the Company acquired all of the outstanding common shares of Key Vista Associates, Inc. ("Key Vista") in a transaction accounted for as a purchase. Key Vista's business of medical staffing compliments the Company's business of medical insurance case review and expert testimony, and medical billing. The Key Vista shares were acquired in exchange for 200,000 of the Company's common shares valued at market price of $17 per share, or $3,400,000, a note for $75,000, and $100,000 in cash, for a final settlement price of $3,575,000. The purchase value of Key Vista was recorded at the net deficit of Key Vista on the date of purchase of $(11,199), with allocations based on fair value, of $10,904 to cash, $7,818 to other current assets, and $29,921 to accounts payable. Goodwill was recognized on the transaction of $3,586,199, being the difference between the purchase price of $3,575,000 and Key Vista’s net liabilities of $(11,199). The goodwill was immediately written off. Results of operations from the acquisition have been consolidated from November 1, 2010 forward.

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

                                           ===========  ===========

In May 2010 the Company purchased certain assets of Witkop Office Machines, Inc. and DocsInARow, Inc., consisting of inventory $22,294, fixed assets $253,231, and intellectual property and clients $275,000, in exchange for 17,250 common shares of the Company valued at $20.90 per share, or $360,525 total, and $190,000 in notes payable. The asset purchase allows the Company to provide clients with medical billing and dictation services. The Company wrote off the intellectual property of $275,000 after the purchase.

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

NOTE 6.  STOCKHOLDERS’ EQUITY

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

December 31, 2009 and 2010

NOTE 6.  STOCKHOLDERS’ EQUITY (Continued)

Non-employee stock options

The Company accounts for non-employee stock options under ASC 718, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

During the year ended December 31, 2009, option holders exercised 66,686 options at $17.50 per share (the initial public offering price of the Company’s common stock) for cash of $1,166,871, and exercised a further 50,000 options at $17.50 a share for contributed capital on debt relief by related parties of $875,000. No options expired or were canceled, leaving a December 31, 2009 balance of 207,254 non-employee stock options outstanding. The option expiration term on all the options was changed in 2009 to be at the discretion of the Board, and thus the options currently have no expiration date.

During the year ended December 31, 2010, option holders exercised 53,366 options at $17.50 per share (the initial public offering price of the Company’s common stock) for cash of $933,929. No options expired or were canceled, leaving a December 31, 2010 balance of 153,888 non-employee stock options outstanding.

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

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2010

NOTE 6.  STOCKHOLDERS’ EQUITY (Continued)

Subsidiary equity issuances

In 2010 the Company sold units of a subsidiary, ProMed Alliance International, Inc. (“ProMed”) in a private offering for total cash proceeds of $350,000. Each $1,000 unit consists of 50 shares of ProMed common stock, 50 Series II ProMed preferred shares, and 50 ProMed common stock purchase options allowing the holder to purchase one share of ProMed common stock for each option  within 90 days from the effective date of an initial ProMed public offering, at the initial public offering price. The options are redeemable by the Company at $.05 per option anytime after commencement of the exercise period. The Preferred Series II shares of ProMed sold in the private offering  convertible into ProMed common stock anytime on or after the first public trading date of ProMed’s free trading common stock at 75% of the 30 day trade average, or one year after commencement of trading at 90% of the 30 day trade average. The Company in 2010 recorded a beneficial conversion feature expense related to the conversion feature of $43,750. The Preferred Series II shares are to pay the holder a 5% fixed return on investment per annum, and up to a 5% variable return per annum as determined by management, to be paid by designating up to 40% of ProMed’s net operating profit toward payment of the variable return. Fixed and variable returns may be paid by the Company in either cash of stock. In 2010 the Company recorded an expense and year end payable of approximately $1,100 under Preferred Series II fixed return rates. The preferred shares are callable at a multiplier determined by management by payment in either cash or stock.

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

  Common stock, $.001 par

   value; 45,000,000 shares

   authorized; 8,450,898

   shares issued and

   outstanding                    8,449            1           (1)  A     8,449

  Additional paid in capital 10,243,134           (1)       1,408 A  10,244,541

  Accumulated deficit       (12,950,784)       1,407       (1,407)A (12,950,784)

  Accumulated other

   comprehensive income (loss)  (13,655)           -            -      (13,655)

                            -----------   ----------   ----------  ------------

Total Stockholders' Equity   (2,711,856)       1,407            -   (2,710,449)

                            -----------   ----------   ----------  ------------

Total Liabilities and

 Stockholders' Equity       $   615,972   $   25,676   $        -  $    641,648

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

                            ===========  ===========

PEER REVIEW MEDIATION AND ARBITRATION, INC.

AND KEY VISTA ASSOCIATES, INC.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

                     PRMA         KEY VISTA

                  Year Ended     Year Ended   Adjustments  Consolidated

                 Dec. 31, 2010  Dec. 31, 2009 (See Notes)    Balance

                 -------------  -------------- ----------- ------------

Sales              $    59,251     $ 7,070,658  $        -  $ 7,129,909

Cost of sales           21,811       6,904,430           -    6,926,241

                   -----------     -----------  ----------  -----------

Gross profit            37,440         166,228           -      203,668

                   -----------     -----------  ----------  -----------

Operating expenses:

  Depreciation           7,477               -           -        7,477

  General and

  administrative     1,295,020         140,346           -    1,435,366

                   -----------     -----------  ----------  -----------

                     1,302,497         140,346           -    1,442,843

                   -----------     -----------  ----------  -----------

Income (loss) from

  Operations        (1,265,057)         25,882           -  (1,239,175)

                   -----------     -----------  ----------  -----------

Other income (expense):

  Interest income          180               -           -          180

  Interest (expense)  (137,954)              -           -    (137,954)

  Other                     81               -           -           81

                   -----------     -----------  ----------  -----------

                      (137,693)              -           -    (137,693)

                   -----------     -----------  ----------  -----------

 Income (loss) before provision

    for income taxes(1,402,750)         25,882           -  (1,376,868)

 Provision for income tax    -               -           -            -

                   -----------     -----------  ----------  -----------

 Net income (loss) $(1,402,750)    $    25,882  $        - $(1,376,868)

                   ===========     ===========  ==========  ===========

 Net income (loss) per share

 (Basic and

  fully diluted)   $        (0)    $     25.88

                   ===========     ===========

 Weighted average number of

 common shares

 outstanding         8,319,882           1,000

                   ===========     ===========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure controls and procedures

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective.

There have been no changes in our internal controls over financial reporting during the fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on an assessment carried out during the period December 29-3 1 , 2010 and based on the continual monitoring of the control environment, management believes that, as of the date of this report , our internal control over financial reporting was effective.

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

ITEM 11.  EXECUTIVE COMPENSATION

             Non-qualified  All

       Non-equity        deferred  Other

Name

     Stock   Option   incentive plan  compensation Compen-

Position        Year   Salary   Bonus   Awards   Awards   compensation      earnings    sation

Willis Hale,

CEO             2010 $288,000    0

    0

      0

          0

0         0

                2009  240,000    0

    0

      0

          0

0         0

Marc Combs,

CFO             2010  143,750    0

    0

      0

          0

0         0

                2009   98,750    0

    0

      0

          0

0         0

Willis Hale, an officer and director, earned an annual salary in 2010 o f $288,000.  Mr. Hale voluntarily elected to receive $13,500 in payments and accrue the remaining $274,500. In 2009, Mr. Hale earned an annual salary of $240,000, and elected to receive $7,500 in payments and accrue the remaining $232,500.

Marc Combs, an officer, earned an annual salary in 2010 of $143,750.  Mr. Combs voluntarily elected to receive $76,553.73 in payments and accrue the remaining $67,196.27.  In 2009, Mr. Combs earned an annual salary of $98,750, and elected to receive $74,567.18 in payments and accrue the remaining $24,182.82.

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

David Larry is the Company’s only other director.  He currently owns 200,000 shares of Company stock, and currently has a note payable with a balance of $9,076 as of December 31, 2010, the balance of which will be fully paid on or before December 31, 2011.  He has no other relationship with the Company.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company’s auditor for fiscal year 2009 and 2010 was Ronald Chadwick.  All fees paid to Mr. Chadwick for accounting services were directly related to audit services for the Company’s annual and quarterly reports.  The total for these fees was $36,060 in 2009, and $17,525 in 2010.

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

Date: December 23 , 2011      PEER REVIEW MEDIATION AND ARBITRATION, INC.

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

   Signature                     Title                       Date

---------------               -----------                -------------

s/ Willis Hale      Chief Executive Officer,           December 23, 2011

---------------       President,and Director

   Willis Hale

s/ Marc E. Combs    Chief Financial Officer,           December 23 , 2011

----------------

   Marc E. Combs