Form 10-Q/A
period 2011-06-30
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2011-12-23
CIK 1311627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment 2 to

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

of incorporation or organization)

778 South Military Trail

Deerfield Beach, Florida 33442

-------------------------------

(Address of principal executive offices)

(954) 570 - 7023

--------------

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

Yes [ ] No [X]

As of December 23 , 2011, there were 9,164,986 shares of Peer Review Mediation and Arbitration, Inc. Common Stock, $0.001 par value per share, issued and outstanding.

Explanatory Note

This Amendment 2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 of the registrant, originally filed with the Securities and Exchange Commission on August 22, 2011 amends the original Form 10-Q in the manner described below.

Amendment 2 is being filed to address revenue contribution of acquired operations and to address the increase of fixed assets

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

                 CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited)

                    Quarter Ended June 30, 2011

            PEER REVIEW MEDIATION AND ARBITRATION, INC.

                Consolidated Financial Statements

                           (Unaudited)

                       TABLE OF CONTENTS

                                                              Page

                                                              ----

FINANCIAL STATEMENTS

  Consolidated balance sheets                                    6

  Consolidated statements of operation                           8

  Consolidated statements of cash flows                         10

  Notes to consolidated financial statements                    12

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED BALANCE SHEETS

                                                             June 30,

                                               December 31,    2011

                                                   2010    (Unaudited)

                                                ----------  ----------

             ASSETS

Current assets:

  Cash                                          $  155,655  $   97,822

  Accounts receivable                               30,663     115,132

  Inventory                                         22,294       14,395

  Marketable securities                                 79          79

                                                ----------  ----------

Total current assets                               208,691     235,327

                                                ----------  ----------

  Fixed assets                                     328,522   1,282,047

  Less accumulated depreciation                    (99,663)   (928,832)

  Other assets                                      13,584      14,108

                                                ----------  ----------

                                                   242,443     367,323

                                                ----------  ----------

Total Assets                                    $  451,134  $   594,751

                                                ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accrued payables                            $   633,379  $   816,028

  Related party payables                        2,797,987    2,943,668

  Notes payable – current portion                       -       78,625

  Notes payable – related party –

    current portion                               189,391       86,602

  Capital lease obligation                              -       73,207

  Other liabilities                                 3,894            -

                                              -----------  -----------

Total current liabilities                       3,624,651    3,998,130

Capital lease obligation                                -            -

Notes payable                                           -      172,737

Notes payable – related party                      15,000            -

                                              -----------  -----------

Total liabilities                               3,639,651    3,174,336

                                              -----------  -----------

Stockholders' Equity

  Preferred stock, Series II, $.001 par value;

    1,000,000 shares authorized; convertible;

    1,000,000 issued and outstanding                1,000        1,000

  Common stock, $.001 par value; 45,000,000

    shares authorized; 9,140,683 (2010)

    and 9,161,869 (2011)                            9,140        9,161

  Additional paid in capital                    9,054,356   23,232,385

  Stock subscription receivable                (7,968,750)  (7,203,750)

  Accumulated deficit        (                (17,625,384) (19, 601,681 )

  Accumulated other comprehensive

    income (loss)                                 (13,673)     (13,673)

  Total PRMA stockholders' equity              (3,187,920)  (3,568,659)

  Noncontrolling interest                            (597)         442

                                              -----------  -----------

Total Stockholders' Equity                     (3,188,517)  (3,568,217)

                                              -----------  -----------

Total Liabilities and Stockholders' Equity    $   451,134  $    594,751

                                              ===========  ===========

The accompanying notes are an integral part

of the consolidated financial statements.

                    PEER REVIEW MEDIATION AND ARBITRATION, INC.

         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                (Unaudited)

                              Three Months   Three Months   Six Months     Six Months

                                 Ended           Ended         Ended         Ended

                            June 30, 2010  June 30, 2011  June 30, 2010  June 30, 2011

                            -------------  -------------  -------------  -------------

Revenue                       $  69,630       $ 2,263,650    $  82,536     $ 4,195,573

Cost of sales                    20,318         2,01 8,812       25,420       3,678,438

                              ---------       -----------    ---------     -----------

                                 49,312           2 44,838       57,116         5 09,236

Expenses:

Depreciation                      6,334            56,534       10,611         117,087

Selling, general and

 administrative                 418,888           551,108      792,019       1,128,797

Write offs                            -                 -            -       1,051,900

                              ---------       -----------    ---------     -----------

                                425,222           607,642      802,630       2,297,784

                              ---------       -----------    ---------     -----------

Loss from operations           (375,910)         (3 62,804 )    (745,514)     (1,78 8,548 )

                              ---------       -----------    ---------     -----------

Other income (expense)

Interest income                       -                 -            -               -

Interest (expense)              (63,729)          (67,372)    (122,584)       (137,815)

Beneficial conversion feature

  - expense                           -           (15,875)           -         (50,688)

                              ---------       -----------    ---------     -----------

                                (63,729)          (83,247)    (122,584)       (188,503)

                              ---------       -----------    ---------     -----------

Income (loss) before provision
for income taxes              (439,639)         (4 46,051 )    (868,098)     (1,9 77,051 )

Provision for income tax              -                 -            -               -

                              ---------       -----------    ---------     -----------

Net income (loss)              (439,639)         (446,051)    (868,098)     (1,977,051)

Other comprehensive income

 (loss) – net of tax

Unrealized gain (loss) on

 securities                         (46)                -          (52)              -

                              ---------       -----------    ---------     -----------

Comprehensive income (loss)    (439,685)         (446,051)    (868,150)     (1,977,051)

 Comprehensive (income) loss

  attributable to noncontrolling

  interest                            -               455            -             754

                              ---------       -----------    ---------     -----------

Comprehensive income (loss)

 attributable to PRMA         $(439,685)      $  (4 45,596 )   $       -     $(1,9 76,297 )

                              =========       ===========    =========     ===========

Net income (loss) per share
(Basic and fully diluted)     $   (0.05)      $     (0.05)   $   (0.10)    $     (0.22)

                              =========       ===========    =========     ===========

Weighted average number of
common shares outstanding     8,422,994         9,156,311    8,408,898       9,154,117

                              =========       ===========    =========     ===========

The accompanying notes are an integral part

of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

                                        Six Months          Six Months

                                           Ended               Ended

                                       June 30, 2010      June 30, 2011

                                       -------------       ------------

Cash Flows From Operating Activities:

  Net income (loss)                     $  (868,098)       $(1,9 77,051 )

  Adjustments to reconcile net income

   to net cash provided by (used for)

   operating activities:

    Depreciation                             10,611            117,087

    Accounts receivable                     (38,950)            35,351

    Accrued payables                        186,512            178,756

    Related party payables                  239,298            145,681

    Other assets                                  -               7,375

    Beneficial conversion feature – expense       -             50,688

    Writeoffs                                     -          1,051,900

                                        -----------        -----------

Net cash provided by (used for)

 operating activities                      (470,627)          (460,915)

Cash Flows From Investing Activities:

  Fixed asset purchases                      (1,212)           (12,667)

  Business acquisition – net                      -             11,706

                                        -----------        -----------

      Net cash provided by (used for)

      investing activities                   (1,212)              (961)

                                        -----------        -----------

                     (Continued on Following Page)

         The accompanying notes are an integral part

          of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Continued From Previous Page)

                                        Six Months         Six Months

                                           Ended              Ended

                                       June 30, 2010      June 30, 2011

                                       -------------      -------------

Cash Flows From Financing Activities:

 Notes payable – borrowings                       -                  -

 Notes payable – payments                   (40,345)          (237,886)

 Capital lease obligation – payments              -            (46,834)

 Related party loans - net                    3,275                  -

 Option Exercises                           584,215            283,263

                                        -----------        -----------

      Net cash provided by (used for)

       financing activities                 547,145            404,043

                                        -----------        -----------

Net Increase (Decrease) In Cash              75,306             57,833

Cash At The Beginning Of The Period          27,392            155,655

                                        -----------        -----------

Cash At The End Of The Period           $   102,698        $    97,822

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Peer Review Mediation and Arbitration, Inc. and its subsidiaries contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

Results Of Operations

---------------------

Comparison of Results of Operations for the Three Months Ended June 30, 2011 and 2010

Sales were $2,263,650 for the three months ended June 30, 2011, as compared to sales of $69,630 for the three months ended June 30, 2010, an increase of $2,194,020, or 3,151%.  This increase in revenue for the three months ending June 30, 2011 is due to the transition the Company has made from developmental to operational, and due to the additional revenue provided by our Document Management Division, Environmental Division, and Staffing Division.  The acquisition of Key Vista Associates, Inc. formed the foundation for our staffing division.  For the three months ended June 30, 2011, the revenue associated with these acquired operations was $1,991,379.

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

Comparison of Results of Operations for the Six Months Ended June 30, 2011 and 2010

Sales were $4,195,573 for the six months ended June 30, 2011, as compared to sales of $82,536 for the six months ended June 30, 2010, an increase of $4,113,037, or 4,983%. Our increase in revenues during the six months ended June 30, 2011 is due to the transition the Company has made from developmental to operational and due to the additional revenue provided our Document Management Division, Environmental Division, and Staffing Division.  For the three months ended June 30, 2011, the revenue associated with these acquired operations was $3,641,085.

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

As a result, we incurred a loss of ($1,967,644) during the six months ended June 30, 2011, or ($0.22) per share, compared with a loss of ($868,150) during the six months ended June 30, 2010, or ($0.10) per share.

On January 3, 2011, the company purchased assets for use in the operations of our Environmental Division.  The value of these assets as of June 30, 2011 is $150,096, which is the $951,647 value of the fixed assets less $801,551 in accumulated depreciation.

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

Dated: December 23 , 2010

By: /s/Willis Hale

    -------------------------------

    Willis Hale

    Chief Executive Officer

By: /s/Marc E. Combs

    -------------------------------

    Marc E. Combs

    Chief Financial Officer