Form 10-K
period 2011-12-31
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2012-07-31
CIK 1311627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

    EXCHANGE ACT OF 1934

  For the transition period from _______________ to _________________

Commission File Number 000-52712

PEER REVIEW MEDIATION AND ARBITRATION, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other juridiction of Incoproration or organization)	65-1126951 (I.R.S Employer Identification No.)

778 South Military Trail

Deerfield Beach, FL  33442

(Address of principal executive offices)

(954) 570-7023

(Registrant's telephone number including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [_]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes [_]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]  No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer  [_]  Accelerated filer                  [_]

    Non-accelerated filer    [_]  Smaller reporting company [X]

    (Do not check if a smaller

     reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [_]   No [X]

The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant at June 30, 2011 was approximately $0.

 The number of shares outstanding of the registrant's only class of common stock, as of July 31, 2012 was 9,186,574 shares of its $.001 par value common stock.

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

PART I

ITEM 1.  BUSINESS

CORPORATE HISTORY

We were incorporated under the laws of the State of Florida on April 16, 2001.  We have been conducting business operations ever since, primarily focused on the creation and continual development of our core initiatives to partner with health care providers in their pursuit to achieve medical excellence.

The business of medicine requires expertise as does the practice of medicine. Most physicians are not trained in the business “skill set” necessary for all the diverse activities needed to manage, train and discipline personnel, negotiate pricing on insurance contracts or medical supplies, negotiate insurance premiums, manage and supervise billing and coding, and collections of receivables, develop marketing strategies, and ensure compliance with an increasing number of governmental agencies.

Through our family of core operating systems and solutions, we will introduce investment, technology, innovation and intellectual capital and expertise to modernize and optimize the health care provider’s practice.

Since December 2006, we have pursued three (3) separate private offerings. In October 2008, we filed a registration statement on Form S-1 with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, registering those shares underlying the Purchase Options that we issued in our recent private offering.  On April 2, 2009 our registration statement became effective.  We have since completed all regulatory requirements, and the shares became available to trade on the OTC bulletin board market, under the ticker symbol PRVW, on January 29, 2010.

PRINCIPAL SERVICE AND MARKETS

Our vertically integrated solutions have been established to enable health care providers pursue medical excellence through three major directives: Medical Resolution, Healthcare Enterprise Technologies and Medical Enterprise Operations.

Medical Resolution:

Our service enables subscribers the ability to quickly and efficiently search and engage medical experts for a variety of medical consulting projects. Peer Review Mediation and Arbitration, Inc. maintains a network of more than 17,500 independent physicians as members of its Peer Review Board, available to assist in areas such as expert medical opinions and testimony, legal case evaluation and strategy, damages assessment, case valuation, medical peer review and chart review, independent medical review, quality and utilization review, medical case management, website reviews, etc.

Our mission is to leverage the expertise of our over 17,500 physicians to generate additional income for the members through the promotion of online products where our technology will be used (by individuals, insurance companies, attorneys and other healthcare entities) either formally as in court proceedings or direct to consumers via the internet as in My Desktop Second Opinion.

Our medical resolution companies will produce national medical consulting, desktop second opinions, mediation training and medical dispute resolution services for over 17,500 physicians in the Peer Review network of physician experts.

Companies include

•

Independent Review Inc. - acquired 2005, providing medical case reviews,

•

Mediation Training Institute International - acquired 2011, providing conflict management and mediation training, certification, licensing and consulting services, and

•

American Medical Mediation and Arbitration Association - formed 2010, providing medical mediation and dispute resolution credentials to physicians.

Healthcare Enterprise Technologies:

Healthcare Enterprise Technologies incorporates all the new and innovative technologies necessary to modernize the healthcare industry, specifically physician practices, that are generally on manual or semi-manual disjointed non-enterprise independent software that precludes inter-operative effective management decision-making capabilities.

Through our company, Healthcare Innovation and Technologies, Inc., we are developing core innovative technologies to support document management, unified medical records and Wi-Fi security solutions for institutions and physician practices, which will serve as the backbone infrastructure platform of our Medical Resolution and Medical Enterprise Operations. In addition, our business plan also includes the acquisition and or development of proprietary and highly innovative Medical Enterprise Operations Systems capabilities.

Medical Enterprise Operations:

Our services focus on practice partnership initiatives. ProMed Alliance International will provide

•

expense cycle management,

•

revenue cycle management

•

new profit center creation,

•

transcription services and

•

inventory management, etc.

Companies include

•

Key Vista Associates, Inc. - acquired 2010, providing integrated critical human resource management, including employer risk management, staffing services, etc.,

•

Witkop Office Products - acquired 2010, providing dictation systems and related services,

•

Docs in a Row - acquired 2010, providing a complete software suite to dictate and transcribe patient documentation,

•

Safehouse Environmental - providing sustainable sanitary environmental solutions, and

•

A-1 Industrial Environmental Services - acquired 2011, providing storm and surface water retention services).

OUR GROWTH STRATEGY

Given the challenges facing physicians, successful providers must take proactive steps to combat negative trends and improve their overall financial performance.  We are developing what we consider to be the first physician practice partnership and medical consulting firm with the ability to service healthcare organizations from one central source. We will be providing partnership support and services to our member physicians and their organizations and, as a logical extension, to the medical community that they serve, as well as the broader health care community. In order to facilitate our plan for rapid growth of these services, we have initiated an aggressive acquisition strategy. The following is a brief discussion of completed acquisitions and asset purchases as of the date of this report.

Witkop Office Machines, Inc. and Docs in a Row, Inc.

The Company purchased certain assets of Witkop Office Machines, Inc., and Docs in a Row, Inc. on May 4th 2010. These companies were affiliated and had common ownership. Witkop provides dictation systems and related transcription services, and through their DIAR offering, they provide next generation software to facilitate digital medical transcription through online interface.

Key Vista Associates, Inc.

The Company completed the acquisition of Key Vista Associates, Inc. on November 1, 2010 to serve the staffing needs of our physician network and the broader health care and related communities. Key Vista provides fully integrated services to effectively manage critical human resource responsibilities and employer risks for client systems and services. Key Vista facilitates our clients by ensuring statutory and regulatory compliance, and providing timely processing of HR-critical worker’s compensation, tax, and risk management issues, alleviating these stresses on our clients.

A-1 Environmental Services

To complement our Safehouse Environmental initiatives, that provide sustainable sanitary environmental solutions, the Company purchased certain assets from A-1 Pipe Cleaning, Inc. on January 3, 2011. These assets support the Company’s subsidiary A-1 Environmental Services, Inc., which provides storm and surface water retention services. We have the latest technology for structural pipe integrity analysis using laser with recorded video of virtually all pipe joints including length and width. This revenue generating initiative complements our other environmental services in providing a sustainable sanitary environment.

Mediation Training Institute International, Inc.

The Company acquired MTII on August 15, 2011 to facilitate the training needs of our core mediation and resolution business. MTII provides training, certification, licensing, and consulting services in workplace conflict management and mediation, and will be offering training and certification courses to our member network, as well as to the broader community.

Over the next twelve months, we intend to proceed with the implementation of our business plan. We will strive to launch all aspects of our operations. However, our ability to successfully implement our business plan is contingent upon our ability to obtain additional capital. While no assurances can be provided, we expect that we will be able to obtain these funds as the purchase options, previously issued as part of our private offerings, are exercised, and as we continue to sell private offering units.

PRIVATE OFFERINGS

Since December 2006, we have pursued three (3) separate private offerings of units.  Each unit consists of one share of our common stock and one purchase option exercisable to purchase one share of our common stock at a price of $5.00 per unit.  In December 2006, we closed our initial private offering of units wherein we sold 113,290 units to 114 accredited investors, as that term is defined under the Securities Act of 1933, as amended, and received gross proceeds of approximately $566,450 therefrom.  In December 2007, we closed a private offering of units, selling 71,453 units for gross proceeds of $357,265.  In June 2008 we closed a private offering of Units wherein we sold 89,197 units for gross proceeds of $445,985.  In May 2008 we also issued 50,000 units in consideration for services valued at $250,000.  We relied upon the exemptions from registration provided by Section 4(2) and Regulation D promulgated under the 33 Act to issue these Units.

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

COMPETITION

Many companies within the medical expert industry are larger, more established and better capitalized.  We have marginal sales, net losses and limited funds for marketing.  We believe our platform and business plan will offer a competitive advantage over our competitors in the future, allowing us to develop what we consider to be the first physician practice partnership and medical consulting firm with the ability to serve healthcare organizations from one central source. However, there can be no assurances that we will obtain substantial market position in the foreseeable future.

TRADEMARKS/TRADENAMES/INTELLECTUAL PROPERTY

We have no patents pending but maintain strong intellectual property controls.

EMPLOYEES

As of July 31, 2012, we employ 321 people, 310 of which are on a full-time basis. We anticipate that we will continue to add individuals to our sales, marketing, research and development, regulatory and administrative staff during the course of 2012. However, there are no assurances that we will generate the necessary funding. Our success will depend in part upon our ability to retain and attract highly skilled personnel.

GOVERNMENT REGULATIONS

Registration or certification is required in order to be eligible for assignment of statutory or regulatory work from government agencies, i.e., state departments of insurance. We are registered as a certified IRO in the states in which we conduct business.

In the state of Texas, our subsidiary, IRI, has been registered by the state of Texas Department of Insurance since 1999 to the present for statutory work for the review of medical necessity denials by private insurance carriers for the state (registration #05055). We may make applications to other states at a later date.The Patient Protection and Affordable Care Act (Public Law 111-148) was signed into law on March 23, 2010. The law includes health-related provisions to take effect over the next four years, including expanding Medicaid eligibility for people making up to 133% of the federal poverty level (FPL), subsidizing insurance premiums for people making up to 400% of the FPL so their maximum out-of-pocket payment for annual premiums will be from 2% to 9.5% of income, providing incentives for businesses to provide health care benefits, prohibiting denial of coverage and denial of claims based on pre-existing conditions, establishing health insurance exchanges, prohibiting insurers from establishing annual coverage caps, and support for medical research.

We believe that whether the Act is implemented in its current state, revised or repealed, the heightened focus on health care, coupled with the aging of the baby boomer population, provides significant opportunity for our Company and increased demand for our products and services, as growing requirements of physician and healthcare providers could drive them to rely more heavily on practice management alternatives, thereby presenting additional sales opportunities for us to promote our innovative and integrated physician practice partnership model.

There are no existing government regulations, nor are we aware of any contemplated regulations that would adversely affect our ability to operate. To date, governmental regulations have not materially restricted the use or development of our business. However, new laws may have an impact on our ability to market our services in accordance with our business plan.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of the date of this report, the Company does not own office property or other real property.  In November 2010 the Company signed a two year office lease running through November 2012, non-cancellable with no stated renewal option, with monthly payments during 2012 of $3,313.63 per month.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  Mine Safety Disclosures

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company completed all regulatory and reporting requirements in January of 2010, and the Company’s common stock was available to trade on the OTCBB under the symbol PRVW on February 1, 2010 when the markets opened.

Holders

As of July 31, 2012, we had 807 holders of record for our common shares, and 146 holders of purchase options.

Dividends

Effective in 2011, we began paying dividends (interest) to those investors who hold preferred shares in our subsidiary, ProMed.  This includes dividends (interest) that were accrued in the fourth quarter of 2010.  These preferred shares pay the holder a 5% fixed and up to 5% variable annual return in cash or additional restricted common shares, at the discretion of the Board of Directors.  This variable return is calculated annually, by designating up to 40% of ProMed’s net operating profit as the dividend (interest) for the variable coupon, up to a maximum of 5% dividend (interest) for all outstanding Series II preferred shares, carry a 5% guaranteed annual dividend (interest), and a 5% variable dividend (interest), paid as a percentage of the purchase price of the preferred shares.  The variable amount is calculated as 40% of operating profit or 5% of the purchase price of the preferred shares, whichever is greater.  At present, our policy is to retain earnings, if any, to develop and market our products.  The payment of dividends (interest) in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated under the laws of the state of Florida on April 16, 2001.  We have been conducting business operations ever since, primarily focused on the creation and continual development of our core initiatives to partner with health care providers in their pursuit to achieve medical excellence. Through our family of core operating systems and solutions, we will introduce investment, technology, innovation and intellectual capital and expertise to modernize and optimize the health care provider’s practice.

Results Of Operations

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2011 and 2010

Sales were $8,325,064 for the fiscal year ended December 31, 2011, as compared to sales of $1,304,713 for the fiscal year ended December 31, 2010, an increase of $7,020,351 or 538.1%.  The increase in revenues was generated primarily by the addition of full year operations of our transcription and staffing divisions, both acquired in 2010, and a full year of revenues generated by A-1 Environmental Services, acquired January 3, 2011. This is consistent with our business plan for rapid growth initiated through our aggressive acquisition strategy.

Revenues were generated by division as follows:

•

ProMed MEOS - medical enterprise operating systems – staffing, transcription, etc. $7,225,907;

•

Environmental Services $887,805; and

•

Resolution Services $211,352.

All revenue for all of our divisions is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.  Our ProMed MEOS staffing division does have one significant customer.  At the end of 2011, this customer represented 30.1% of total revenue.

Cost of sales was $7,256,767 for the fiscal year ended December 31, 2011, as compared to cost of sales of $1,108,604 for the fiscal year ended December 31, 2010, an increase of $6,148,163 or 554.6%.  Cost of sales increased due to the corresponding increase in revenues as a result of an increase in revenue-generating activities made through our subsidiaries.

For the fiscal year ended December 31, 2011, we incurred operating expenses of $2,397,338, which included selling, general and administrative expenses of $2,163,212, compared to operating expense of $1,752,734 during the fiscal year ended December 31, 2010, which included selling, general and administrative expenses of $1,690,109 for the same period last year, or a 28.0% increase in selling, general and administrative expense.  This increase relates primarily to increased activities necessary to support full year operations of our transcription, staffing and A-1 Environmental Services subsidiaries. Selling, general and administrative expenses during the fiscal year ended December 31,

2011 includes $739,086 in provider recruitment, consulting, promotion, advertising and technology development and maintenance to continue the build-out of our vertical service offerings and grow our practice partnership base. This is compared to $551,286 in 2010. This investment is consistent with our growth strategy and business plan to develop what we believe is the first vertically integrated physician practice partnership and medical consulting firm.  Depreciation and amortization expense increased to $244,753 during the fiscal year ended December 31, 2011, compared with that of $38,082 for the same period in 2010.  The increase in depreciation and amortization expense was primarily due to the increase in the amount of depreciable assets and intangible costs in 2011 directly associated with acquisitions and asset purchases.

We also incurred non-cash expenses of $ $66,251 in beneficial conversion expense to account for options issued under the private placement of ProMed Alliance units, $341,834 in accrued interest expense, and $1,051,900 in writeoffs of goodwill associated with acquisitions and asset purchases.

As a result, we incurred a loss of ($2,796,418) during fiscal year ended December 31, 2011, or ($0.31) per share, compared with a loss of ($6,027,230) during the fiscal year ended December 31, 2010, or ($0.71) per share.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, we had $89,351 in cash and $79 in marketable securities, compared to $155,655 in cash and $79 in marketable securities for the fiscal year ended December 31, 2010.  At December 31, 2011, we had total assets of $1,241,582 and total liabilities of $5,040,174, compared to total assets of $451,134 and total liabilities of $3,639,651 at December 31, 2010.

GOING CONCERN

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  The factors described above raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from this uncertainty.  Management’s plan for our continued operation is to continue to increase sales and operating profit from our existing operating divisions, complete revenue- and profit-generating acquisitions that are pending, and assumes the continued exercise of options by current PRMA option holders as well as the selling of additional securities through private placements to fund operations.  Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing.  There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of Common Stock or borrow additional funds.  Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue as a going concern.

EQUITY FINANCING

Since December 2006, we have successfully closed three (3) separate private offerings of Units, each Unit consisting of one share of our Common Stock and one Purchase Option exercisable to purchase one share of our Common Stock at a price of $5.00 per Unit.  In December 2006, we closed our initial private offering of Units wherein we sold 113,290 Units to 114 accredited investors and received gross proceeds of approximately $566,450 therefrom.  In December 2007, we closed a private offering of Units, selling 71,453 Units to 49 accredited investors for gross proceeds of $357,265.  In June 2008 we closed a private offering of Units wherein we sold 89,197 Units to 33 accredited investors for gross proceeds of $445,985.  In May 2008, we also issued 50,000 Units in consideration for services valued at $250,000 in favor of 5 persons.  Also in December 2007 we issued 6,676 shares of Common Stock in exchange for cash in the amount of $33,380 to 8 accredited investors at a price of $5.00 per share.  In December 2007, we also issued 3,957 shares of Common Stock as compensation for services.  In October 2010, we initiated a Unit offering in our wholly owned subsidiary, ProMed Alliance, each unit consisting of 50 shares of ProMed Common Stock, 50 shares of ProMed Preferred Stock, and 50 Purchase Options exercisable to purchase one share of ProMed Common Stock, at $1,000 per unit (a “ProMed Unit”).  ProMed Units were purchased in full, and in partial allocations, and the total proceeds from this offering for 2010 was $350,000.  The total proceeds from this offering in 2011 were $530,000.

The net cash used in operating activities for the year ended December 31, 2011, was $1,054,376.  The net cash provided from financing activities for the year ended December 31, 2011, was $968,379.  We had $89,430 in cash and cash equivalents as of December 31, 2011, compared to $155,734 in cash and cash equivalents as of December 31, 2010.  We had $170,634 in accounts receivable as of December 31, 2011, as compared to $30,663 at December 31, 2010.

Willis Hale, our chairman, CEO, president and principal shareholder, is owed accrued compensation for salary earned that has not been paid.  The amounts are accrued yearly pursuant to Mr. Hale’s employment agreement with us.  As of December 31, 2011, the principle balance due was $1,870,207.

Dave Larry, a minority shareholder and former director, is owed $142,612 pursuant to a loan agreement.  This loan has monthly payments of $3,155, is unsecured, accrued interest at the rate of 9.75% per annum.

PLAN OF OPERATIONS

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

We believe we will require an aggregate of $3 million over the next twelve (12) months, including approximately $1.5 million to consummate proposed acquisitions and at least $1.5 million in operating capital, unless we are able to continue to generate increasing profits from operation, of which there is no assurance.  As such, we do not have sufficient funds on hand to meet our planned expenditures over the next 12 months.  However, if the Purchase Options are exercised and we are able to effectively market and sell the ProMed Units, we believe that we will have sufficient funds to implement our business plan described herein.  If the Purchase Options are not exercised we will need to seek additional financing to meet our planned expenditures, or limit our acquisitions.

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

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported consolidated financial position or consolidated operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in this, our Annual Report, filed on Form 10-K for the period ended December 31, 2011.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2011.

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

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Peer Review Mediation and Arbitration, Inc.

Deerfield Beach, Florida

I have audited the accompanying consolidated balance sheet of Peer Review Mediation and Arbitration, Inc. as of December 31, 2011 and 2010, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit. The consolidated financial statements of Peer Review Mediation and Arbitration, Inc. as of December 31, 2010 were audited by other auditors whose report dated May 25, 2011 on those financial statements included an explanatory paragraph describing going concern issues as discussed in Note 7 to the consolidated financial statements.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peer Review Mediation And Arbitration, Inc. as of December 31, 2011, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has recurring losses from operations, a working capital deficit, negative cash flows from operations and a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor FL

July 23, 2012

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Peer Review Mediation And Arbitration, Inc.

Deerfield Beach, Florida

I have audited the accompanying consolidated balance sheet of Peer Review Mediation And Arbitration, Inc. as of December 31, 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peer Review Mediation And Arbitration, Inc. as of December 31, 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado

/s/Ronald R. Chadwick, P.C.

May 25, 2011

 RONALD R. CHADWICK, P.C.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2011

Assets
Current Assets
Cash	155,655	89,315
Accounts Receivable	30,633	170,634
Inventory	22,294	14,395
Marketable Securities	79	79
Total Current Assets	208,691	274,459
Fixed Assets	328,522	1,300,412
Less Accumulated Depreciation	-99,663	-1,013,716
Intangible Assets	0	723,052
Less accumulated Amortization	0	-54,229
Other Assets	13,584	11,604
	242,443	967,123
Total Assets	451,134	1,241,582
Liabilities and Stockholders' Equity
Current Liabilities
Accrued payables	633,379	1,094,640
Related Party Payables	2,987,378	2,967,348
Related Party Loans	3,894	0
Total Current Liabilities	3,624,651	4,061,988
Notes Payable-related party	15,000	755,105
Capital Lease Obligation	0	223,081
Total Liabilities	3,639,651	5,040,174
Stockholders' Equity
Preferred stock, Series II, $.001 par value; 1,000,000 shares authorized; convertible; 1,000,000 issued and outstanding	1,000	1,000
Common stock, $.001 par value; 45,000,000 shares authorized; 9,140,683 (2010) and 9,186,574 (2011) shares issued and outstanding	9,140	9,186
Additional paid in capital	22,409,747	23,829,049
Stock Subscription Receivable	-7,968,750	-7,203,750
Accumulated Deficit	-17,625,384	-20,421,802
Accumulated other comprehensive income (loss)	-13,673	-13,673
Total PRMA Stockholders' Deficit	-3,187,920	-3,799,990

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED BALANCE SHEETS

Non-controlling interest	-597	1,398
Total Stockholders' Equity	-3,188,517	-3,798,592
Total Liabilities and Stockholders' Equity	451,134	1,241,582

The accompanying notes are an integral part of the

consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31, 2010	Year Ended December 31, 2011

Revenue	1,304,713	8,325,064
Cost of Sales	1,108,604	7,256,767
Gross Margin	196,109	1,068,297
Expenses:
Depreciation	38,082	244,753
General and Administrative	1,690,109	2,163,212
Bad debt expense (recovery)	24,543	-10,627
Write offs	4,162,039	1,059,799
	5,914,773	3,457,137
Loss from Operations	-5,718,664	-2,334,611
Other Income (expense)
Interest Income	10	12
Interest Expense	-266,149	-341,834
Realized gain (loss) on securities	-43,750	-66,251
Total Other Income	-309,889	-408,073
Income (loss) before provision for income taxes	-6,028,553	-2,796,913
Provision for income tax	0	0
Net Income (loss)	-6,028,553	-2,796,913
Other comprehensive income (loss) net of tax
Unrealized gain (loss) on securities	-83	0
Comprehensive income (loss)	-6,028,636	-2,796,913
Comprehensive (income) loss attributable to noncontrolling interest	1,406	495
Comprehensive income (loss) attributable to parent	-6,027,230	-2,796,418
Net income (loss) per share (basic and diluted)	-0.71	-0.31
Weighted average number of common shares outstanding	8,461,865	9,164,764

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Common Stock	Preferred Stock – Series I		Preferred Stock – Series II
	Shares	Amount $.001 par	Shares	Amount $.001 par	Shares	Amount	Paid in Capital		Stock Subscriptions Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Stockholders’ Equity PRMA	Noncontrolling Interest	Stock- Holders’ Equity

Balances at December 31, 2009	8,386,317	$8,386	-	$ -	1,000,000	$1,000	$9,054,356			$(11,598,237)	$(13,590)	$(2,548,085)	$ -	$(2,548,085)

Stock Issuance for Business Acquisition	200,000	200					3,399,800					3,400,000		3,400,000

Stock issuance for assets	32,250	32					660,493					660,525		660,525

Warrant exercises – cash	53,366	53					933,876					933,929		933,929

Paid in Capital – Subsidiary Equity Sales							349,281					349,281	719	350,000

Paid in Capital – Subsidiary
Beneficial Conversion Feature							43,660	`				43,660	90	43,750

Shares issued and held by Company
for pending transactions	468,750	469					7,968,281		(7,968,750)

Unrealized Gain (Loss) on Securities											(83)	(83)		(83)

Income (loss) for the period										(6,027,147)		(6,027,147)	(1,406)	(6,028,553)

Balance at December 31, 2010	9,140,683	$9,140	-	$ -	1,000,000	$ 1,000	$22,409,747		(7,968,750)	$(17,625,384)	$ (13,673)	$(3,187,920)	$ (597)	$(3,188,517)

Stock issuance for business acquisition	10,000	10					199,990					200,000		200,000

Stock issuance for assets	5,000	5					84,995		765,000			850,000		850,000

Warrant exercises – cash	30,891	31					540,556					540,587		540,587

Paid in capital – subsidiary equity sales							527,787					527,787	2,213	530,000

Paid in capital – subsidiary Beneficial conversion feature							65,974					65,974	277	66,251

Income (loss) for the period										(2,796,418)		(2,796,418)	(495)	(2,796,913)

Balances at December 31, 2011	9,186,574	$ 9,186			1,000,000	$ 1,000	$23,829,049		$ (7,203,750)	$ (20,421,802)	$ (13,673)	$ (3,799,990)	$ 1,398	$ (3,798,592)

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010	Year Ended December 31, 2011

Cash Flows from Operating Activities:
Net Income (loss)	(6,028,553)	(2,796,913)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and Amortization	38,082	244,753
Accounts Receivable	(46,362)	(70,636)
Accrued Payables	425,874	460,964
Related party payables	435,330	(23,564)
Beneficial Conversion Feature expense	43,750	66,251
Other assets	(7,990)	4,970
Bad debt expense	24,543	0
Impairments and Write offs	4,162,039	1,059,799
Net cash provided by (used for) operating activities	(953,287)	(1,054,376)
Cash Flows From Investing Activities:
Fixed assets	(1,212)	(19,585)
Business acquisition net	(89,096)	39,278
Net cash provided by (used for) investing activities	(90,308)	19,693
Cash Flows From Financing Activities:
Notes payable-payments	(113,629)	(201,354)
Related party loans	1,558	(3,894)
Capital Lease Obligations	0	103,040
Equity sales-subsidiary	350,000	530,000
Option Exercises	933,929	540,587
Net cash provided by (used for ) financing activities	1,171.86	968,379
Net Increase (Decrease) in Cash	128,263	(66,304)
Cash at the Beginning of the Period	27,392	155,655
Cash at the End of the Period	155,655	89,351

The accompanying notes are an integral part of the consolidated financial statements.

Schedule of Non-Cash Investing and Financing Activities

In 2010 the Company purchased certain assets of Witkop Offices Machines, Inc., and Docs In A Row, Inc., including $22,294 in inventory, $252,231 in fixed assets, and $275,000 in intellectual property by issuing 17,250 common shares valued at $360,525 and $190,000 in notes payable.  Further the Company purchased $300,000 in software assets by issuing 15,000 common shares valued at $300,000.  Also in 2010, the Company acquired Key Vista Associates, Inc., paying cash of $100,000, issuing 200,000 common shares valued at $3,400,000 and a $75,000 note payable, in exchange for all the outstanding common shares of Key Vista Associates, Inc. with a negative net worth of $(11,199).  In 2011, the Company purchased certain assets and liabilities of A-1 Pipe Cleaning, Inc. including $11,706 in cash, $49,118 in accounts receivable, $228,776 in fixed assets net of accumulated depreciation, notes payable of $371,459, and capital lease obligations of $120,041, by issuing 50,000 common shares valued at $850,000.  $1,051,900 in goodwill was immediately written off.  Also in 2011, the Company acquired Mediation Training Institute International, Inc., including $27,572 in cash, $20,216 in accounts receivable, $2,990 in other assets, $770,000 in intangible assets, $297 in accounts payable and $3,534 in related party payables, by issuing 10,000 shares valued at $200,000 and a promissory note of $570,000.

Supplemental Disclosure
Income taxes	0	0
Interest	$81,985	$17,698

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2011

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

Minority Interest (Noncontrolling interest)

A subsidiary of the Company has minority shareholders, representing ownership interests of .51% at December 31, 2011.  The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810-10-65 whereby gains or losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

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

December 31, 2010 and 2011

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

At December 31, 2010 and 2011 the Company had net operating loss carryforwards of approximately $13,500,000 and $ which begin to expire in 2021. The deferred tax asset of approximately $5,300,000 and $ in 2010 and 2011 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2010 and 2011 was $727,720 and $659,213.

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

Accounts Receivable, Credit Risk

Accounts receivable consist of amounts due for the delivery of services to our customers and clients.    An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary, based on consideration of our history with our clients.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2011

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Our ProMed MEOS staffing division does have one significant customer.  At the end of 2011, this customer represented 30.1% of total revenue.

Inventory

Inventory is reported at its cost basis.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. At December 31, 2010 and 2011 the Company had a fixed asset balance of $328,522 and $1,300,412 with corresponding accumulated depreciation of $99,663 and $1,013,716, respectively. Depreciation expense for 2010 and 2011 was $38,082 and $190,524.

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

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.  Impairment charges have been recorded in 2010 and 2011, relating to acquisitions.  Based upon its most recent analysis,

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2011

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

the Company’s management believes that no impairment of property and equipment or the listed intangibles, existed, in regards to the carrying value, as of December 31, 2011.

Marketable Securities

The Company's marketable securities are classified as available-for-sale, are presented in the balance sheets at fair market value, and consist entirely of equity securities. Gains and losses are determined using the specific identification method. The change in unrealized gains and losses in 2010 and 2011 was $(83), and $0.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position or consolidated results of operations upon adoption.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2011

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Recently Issued Accounting Pronouncements (continued)

accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our consolidated financial position or consolidated results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards is not expected to have an impact on our consolidated financial position or consolidated results of operations.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2011

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Recently Issued Accounting Pronouncements (continued)

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3)  inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on our consolidated financial position or consolidated results of operations.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

NOTE 2. RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it has relied on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity and/or traditional debt financing. There is no formal written commitment for continued support by shareholders.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances have not been formalized by a promissory note and terms have not been defined.

As of December 31, 2010 and 2011 the Company owed related parties $2,987,378 and $3,220,108 for operating payables. Beginning in the third quarter of 2009 the Company began accruing interest on the payables at 9.5% per annum. Accrued interest owed to related parties at December 31, 2010 and 2011 was $348,836 and $630,099.

NOTE 3. LEASE COMMITMENTS

As of the date of this report, the Company does not own office property or other real property. In November 2010, the Company signed a two year office lease running through November 2012, noncancellable, with no stated renewal option, with monthly payments during 2012 of $3,313.63 per month. Future lease commitments payable are $36,450 as of December 31, 2011.

NOTE 4. BUSINESS ACQUISITION AND ASSET PURCHASES

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

On November 1, 2010 the Company acquired all of the outstanding common shares of Key Vista Associates, Inc. ("Key Vista") in a transaction accounted for as a purchase. Key Vista's business of medical staffing compliments the Company's business of medical insurance case review and expert testimony, and medical billing. The Key Vista shares were acquired in exchange for 200,000 of the Company's common shares valued at market price of $17 per share, or $3,400,000, a note for $75,000, and $100,000 in cash, for a final settlement price of $3,575,000. The purchase value of Key Vista was recorded at the net deficit of Key Vista on the date of purchase of $(11,199), with allocations based on fair value, of $10,904 to cash, $7,818 to other current assets, and $29,921 to accounts payable. Goodwill was recognized on the transaction of $3,586,199, being the difference between the purchase price of $3,575,000 and Key Vista’s net liabilities of $(11,199). The Company wrote off the goodwill after the purchase. Results of operations from the acquisition have been consolidated from November 1, 2010 forward.

A-1 Environmental Services

In 2011, the Company purchased certain assets and liabilities of A-1 Pipe Cleaning, Inc. including $11,706 in cash, $49,118 in accounts receivable, $228,776 in fixed assets net of accumulated depreciation, notes payable of $371,459, and capital lease obligations of $120,041, by issuing 50,000 common shares valued at $850,000.  Goodwill was recognized on the transaction of $1,051,900.  The Company wrote off the goodwill after the purchase.  These assets will be deployed, along with other company resources, to support the company’s subsidiary A-1 Environmental Services, Inc.  A-1 Environmental Services provides storm and surface water retention services.  We have the latest technology for structural pipe integrity analysis using laser with recorded video of virtually all pipe joints including length and width.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2011

NOTE 4: BUSINESS ACQUISITION AND ASSET PURCHASES (continued)

This revenue-generating initiative complements our other environmental initiatives, and facilitates the goal of breaking the infection cycle by providing a sustainable sanitary environment.

Mediation Training Institute International, Inc. (MTII)

The company acquired MTII on August 15, 2011 to facilitate the training needs of our core mediation business, including $27,572 in cash, $20,216 in accounts receivable, $2,990 in other assets, $297 in accounts payable and $3,534 in related party payables, by issuing 10,000 shares valued at $200,000 and a promissory note of $570,000.  The purchase price was applied to the identifiable assets and liabilities and the resulting $723,052 was allocated to intangible assets acquired (web site, customer list, proprietary methodology and training materials.  MTII provides training, certification, licensing, and consulting services in workplace conflict management and mediation, and will be offering training and certification courses to our member network, as well as developing other certified programs for the broader community.

The following is a listing of intangible assets acquired:

Website and presence	$ 361,526
Methodology, training materials, and customer list	361,526
Total intangible assets	723,052
Less accumulated amortization	54,229
Intangible assets, net	$ 668,823

Amortization expense charged for the years ended December 31, 2011 and 2010 was $54,229 and $0, respectively.

Future amortization:

2012	$ 108,457
2013	108,457
2014	108,457
2015	108,457
2016	72,305
thereafter	162,690
Intangible assets, net	$ 668,823

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2011

NOTE 5.  NOTES PAYABLE

At December 31, 2011 the Company had a note payable to a related party of $142,612. The note bears interest at 9.5%, is unsecured, and requires monthly principal and interest payments of $3,155. Interest expense under the note for the years ended December 31, 2010 and 2011 was $20,029 and $19,803.

At December 31, 2011 the Company had notes payable due to related parties for an acquisition in the amount of $570,000.  The note is non-interest bearing and will be paid on an earn-out formula based on performance.

NOTE 6.  STOCKHOLDERS’ EQUITY

Common stock

The Company as of December 31, 2010 and 2011 had 45,000,000 shares of authorized common stock, $.001 par value, with 9,140,683 and 9,186,574 shares issued and outstanding.

Preferred stock

The Company as of December 31, 2010 and 2011 had 5,000,000 shares of authorized preferred stock, out of which 1,000,000 shares have been designated as Series I convertible preferred stock ("Series I"). The Series I has a par value $.001, is convertible into nine shares of the Company's common stock with no further consideration, and is issuable upon terms and conditions as may be designated by the Board of Directors at or prior to issuance. No Series I shares were outstanding as of December 31, 2010 and 2011. A further 1,000,000 shares have been designated as Series II convertible preferred stock ("Series II"). The Series II has a par value $.001, and is convertible into one share of the Company's common stock one year after the first public market trading date of PRMA's common stock with no further consideration. 1,000,000 Series II shares were outstanding as of December 31, 2010 and 2011. In addition, the Company has designated 1,000,000 shares as Series III convertible preferred stock ("Series III"). The Series III has a par value of $.001, and is convertible into one share of the Company's common stock at any time with no further consideration, and automatically converts to common stock on the third anniversary of the issue date. No Series III shares were outstanding as of December 31, 2010 and 2011.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2011

NOTE 6.  STOCKHOLDERS’ EQUITY (Continued)

Stock options

At December 31, 2010 and 2011 the Company had stock options outstanding as described below.

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

During the year ended December 31, 2011, option holders exercised 30,891 options at $17.50 per share (the initial public offering price of the Company’s common stock) for cash of $540,587. No options expired or were canceled, leaving a December 31, 2011 balance of 122,997 non-employee stock options outstanding.

Employee stock options

The Company accounts for employee stock options under ASC 718. Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding in 2010 or 2011.

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

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2011

NOTE 6: STOCKHOLDERS’ EQUITY (continued)

In no event shall the term of any incentive stock option under the Plan exceed ten years, or five years if granted to an optionee owning 10% or more of the stock of the Company. As of December 31, 2010 and 2011 no options had been granted under the Plan.

Subsidiary equity issuances

In 2010 and 2011 the Company sold units of a subsidiary, ProMed Alliance International, Inc. (“ProMed”) in a private offering for total cash proceeds of $350,000 and $530,000 respectively. Each $1,000 unit consists of 50 shares of ProMed common stock, 50 Series II ProMed preferred shares, and 50 ProMed common stock purchase options allowing the holder to purchase one share of ProMed common stock for each option  within 90 days from the effective date of an initial ProMed public offering, at the initial public offering price. The options are redeemable by the Company at $.05 per option anytime after commencement of the exercise period. The Preferred Series II shares of ProMed sold in the private offering  convertible into ProMed common stock anytime on or after the first public trading date of ProMed’s free trading common stock at 75% of the 30 day trade average, or one year after commencement of trading at 90% of the 30 day trade average. The Company recorded a beneficial conversion feature expense related to the conversion feature of $43,750 in 2010 and $66,251 in 2011. The Preferred Series II shares are to pay the holder a 5% fixed return on investment per annum, and up to a 5% variable return per annum as determined by management, to be paid by designating up to 40% of ProMed’s net operating profit toward payment of the variable return. Fixed and variable returns may be paid by the Company in either cash or stock. In 2010 the Company recorded an expense and year end payable of approximately $1,100 under Preferred Series II fixed return rates. The preferred shares are callable at a multiplier determined by management by payment in either cash or stock.

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

December 31, 2010 and 2011

NOTE 7: GOING CONCERN (continued)

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

NOTE 8. OPERATIONS OF BUSINESS SEGMENTS

The Company identifies operating segments based on differences in products and services. The Company operates in three business segments.  Resolution Services provides mediation training, litigation support and expert testimony consulting primarily for the medical industry. ProMed Medical Enterprise Operating Systems (MEOS) provides services including dictation, billing and staffing services.  Environmental services provides solutions to create a clean environment and break the infection cycle.

No differences exist between measurements of the Company's profits and losses, and assets, and those of its segments. There have been no changes from prior periods in measurement methods used to determine reported segment profit and loss, and the Company makes no asymmetrical accounting allocations to segments. No material sales transactions have taken place between the segments.

In 2010 and 2011 sales were to external customers and were domestic. The Company's long lived assets are all held domestically.  The Company has one customer of its Promed Solutions segment that represents 30.1% of total company revenue.

The Company operated in its mediation services and business solutions segment in 2010, and in its mediation services, business solution, and environmental services segment in 2011. Segment information for 2011 is presented below (after intercompany eliminations).

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2011

NOTE 8. OPERATIONS OF BUSINESS SEGMENTS (Continued)

Year ended December 31, 2011

	Resolution Services	Promed MEOS	Environmental Systems	Consolidated Total
Revenue	$211,352	$7,225,907	$887,805	$8,325,064
Cost of sales	90,422	6,958,864	207,481	7,256,767
Gross Margin	120,930	268,987	678,380	1,068,297
Depreciation	0	0	135,629	190,534
General and Administrative	131,997	247,162	494,227	2,163,212
Operating Income (loss)	-11,067	21,825	89,065	-2,334,611

NOTE 9. INCOME TAXES

The Company has not recognized an income tax benefit for the years ended December 31, 2011 and 2010 based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Net operating loss carryforwards are approximately $15,148,000, which results in estimated deferred tax benefit, increased by approximately $659,000, attributable to the current year loss, of approximately $5,908,000, which is off-set by a 100% valuation allowance.

The Company has open tax years beginning in 2007. Net operating losses will begin expiring in the years 2021 through 2031.

NOTE 10. COMMITMENTS AND CONTINGENCIES

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s consolidated financial position or consolidated results of operations.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2011

NOTE 11. SUBSEQUENT EVENTS

Subsequent to year end there were 55,511 shares of common stock issued at a price per share of $17.50, for cash proceeds in the amount of $971,442.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(1)

Previous Independent Auditors

On December 3, 2011, the Company’s auditor, Ronald R. Chadwick, PC (“RRC”) informed the Company that he could not stand for re-election as the Company’s independent auditor, due to limitations of partner rotation requirements.

RRC’s reported on the financial statements for the years ended December 31, 2010 and 2009. The 2010 and 2009 financial statements contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the each report contained a qualified opinion as to going concern.

Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial audit for the years ended December 31, 2010 and 2009 and including its review of financial statements of the quarterly periods through December 31, 2010 and through December 3, 2011, there have been no disagreements with RCC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of LBB would have caused them to make reference thereto in their report on the financial statements.

During the two most recent fiscal years and any subsequent interim period through December 3, 2011, there have been no reportable events with us as set forth in Item 304(a)(i)(v) of Regulation S-K.

(2)

New Independent Auditors

We engaged Peter Messineo, CPA of Palm Harbor, Florida, as our new independent registered auditor on December 3, 2011.

Prior to December 3, 2011, we did not consult with Mr. Messineo regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Mr. Messineo, or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-B, respectively).

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:  Our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were not effective as of December 31, 2011.  These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company had not filed its SEC filings since the 3rd quarter 10Q 2011.  Management has only recently prepared and filed the required SEC reports.  Management intends to implement internal controls to ensure that similar situations do not occur in the future and that required SEC filings will be timely.

Management's Annual Report on Internal Control over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  The chief executive officer and  chief financial officer have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.  The officers assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, and concluded that it is not effective for the reasons discussed above.

This annual report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:  The chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011.  Based on that evaluation, the chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:  The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position	Term
Willis Hale	57	Chief Executive Officer and Director	From June 2001 to present
Marc Combs	38	Chief Financial Officer	From April 2009 to present
		Director	From January 2012 to present

Willis B. Hale, 57, is our founder and has been our Chairman of the Board, Chief Executive Officer and President from inception (June 2001) to the present. He was the founder (2000) and has served in similar capacities with Merge Media, Inc., presently a non-operating company. From 1993 to 1998 Mr. Hale was a corporate development advisor creating a variety of business plans, medical treatment protocols, state licensing programs for mortgage brokerage, online merchant accounts and accounting systems, streaming video and a wide range of related technology activities. From 1998 to 2007, Mr. Hale served as CEO, and was control shareholder, of eBIZNet.com Inc., a publicly listed company that since changed its name to Biomedtex, Inc. From 1973 through 1976 he was a Maintenance Officer, Advanced Avionics systems for the U.S. Navy (at Pensacola, Florida) and from 1971 to 1973 he studied environmental engineering at the University of Tennessee. He also attended the University of West Florida, studying Business Administration. He devotes substantially all of his business time to our affairs.

Marc E. Combs, 38, has been the Chief Financial Officer of the company since April 2009.  Prior, from August 2008 through December 2008, he was employed by Spherion, Inc., dba Mergis, Fort Lauderdale, FL, where he directed the sales and deployment of financial consultants to clients of that company.  From December 2006 through April 2008 he was employed by Robert Half, Fort Lauderdale, FL, where he performed the same services as with Spherion.  From September 2005 through November 2006 he was employed by Onstream Media, Inc., Pompano Beach, FL, a public company, as director and manager of Sarbanes Oxley compliance.  From March 2000 through August 2005 he was Chief Operating Officer of Autofuse, Inc., Fort Lauderdale, FL.  Mr. Combs received a Bachelor of Science degree in finance and management from the University of Virginia, McIntire School of Commerce in 1996.  He devotes substantially all of his business time to our Company.

On January 3, 2012, Marc Combs joined the board of directors and became the Secretary of the Company, based on a majority vote of the shareholders and at the request of the board.

On January 3, 2012, David Larry resigned from the board of directors and as the Secretary of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

Name and Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Non-Qualified deferred compensation earnings	All Other Compensation
Willis Hale, CEO	2010	288,000	0	0	0	0	0	0
	2009	240,000	0	0	0	0	0	0

Willis Hale, an officer and director, received an annual salary in 2010 of $288,000.  Mr. Hale voluntarily elected to receive $13,500 in payments and accrue the remaining $274,500 during 2010.  In 2011, Mr. Hale received an annual salary of $345,600.  Mr. Hale voluntarily elected to receive $17,693 in payments and accrue the remaining $327,908 during 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Name and Address	Common Shares	Percentage
Willis Hale	5,245,000	57.09%
778 S. Military Trail, Deerfield Beach, Fl 33442
Marc Combs	0	0.00%
778 S. Military Trail, Deerfield Beach, Fl 33442
Officers and Directors as a group (2 persons)	5,245,000	57.09%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2010 and 2011, the Company owed Willis Hale $2,797,987 and $2,967,348 for operating payables.  Beginning in the third quarter of 2009, the Company began accruing interest on the payables at 9.5% per annum.   Accrued interest owed to Willis Hale at December 31, 2010 and 2011 was $348,836 and $630,099.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company’s auditor for fiscal year 2010 and through September 30, 2011 was Ronald R. Chadwick, PC.  All fees paid to Mr. Chadwick for accounting services were directly related to audit services for the Company’s annual and quarterly reports.  The total for these fees was $17,525 in 2010 and $32,174 in 2011.  The Company’s auditor for the fiscal year ending December 31, 2011 is Peter Messineo.  The total for fees for audit services related to the accounting period ending December 31, 2011 total $8,000.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2011 and 2010

Statements of Operations for the years ended December 31, 2011 and 2010

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2011 and 2010

Statements of Cash Flows for the years ended December 31, 2011 and 2010

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following documents are filed as a part of this report:

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of

                        2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of

                        2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

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

Date:  July 31, 2012

PEER REVIEW MEDIATION AND ARBITRATION, INC.

By: /s/ Willis Hale

Willis Hale, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Willis Hale	Chief Executive Officer and Director	July 31, 2012
Willis Hale
/s/ Marc e. Combs	Chief Financial Officer	July 31, 2012
Marc e. Combs