Form 10-Q
period 2012-06-30
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2012-08-20
CIK 1311627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission File Number: 000-52712

PEER REVIEW MEDIATION AND ARBITRATION, INC.

-------------------------------------------

(Exact name of registrant as specified in its charter)

Florida	65-1126951
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

778 South Military Trail

Deerfield Beach, Florida 33442

-----------------------------------------------

(Address of principal executive offices)

(954) 570-7023

---------------------------------------------------------------

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

Yes []  No [X ]

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

Yes [ ] No [X]

As of August 20, 2012, there were 9,249,337 shares of Peer Review Mediation and Arbitration, Inc. Common Stock, $0.001 par value per share, issued and outstanding.

PART I

FINANCIAL INFORMATION

Page
Item 1. Financial Statements	4
Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011
Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2012 and 2011 (unaudited)
Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2012 and 2011 (unaudited)
Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Mine Safety Disclosures	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	18

PART I - FINANCIAL INFORMATION

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and Six Months Ended June 30, 2012

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	June 30, 2012 (Unaudited)
ASSETS
Current assets:
Cash	$89,351	$302,289
Accounts receivable	170,634	295,377
Inventory	14,395	7,197
Marketable securities	79	79
Total current assets	274,459	604,942

Fixed assets	1,300,412	1,887,193
Less accumulated depreciation	(1,013,716)	(1,105,613)
Intangible Assets	723,052	827,053
Less accumulated amortization	(54,229)	(113,658)
Other assets	11,604	16,831
	967,123	1,511,806
Total Assets	$1,241,582	$2,116,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued payables	$1,094,640	$1,497,347
Related party payables	2,967,348	3,108,439
Total current liabilities	4,061,988	4,605,786

Notes payable - related party	755,105	718,951
Capital Lease Obligation	223,081	190,207
Total liabilities	5,040,174	5,514,944

(Continued on next page)

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED BALANCE SHEETS

Stockholders' Equity
Preferred stock, Series II, $.001 par value; 1,000,000 shares authorized; convertible; 1,000,000 issued and outstanding	1,000	1,000
Common stock, $.001 par value; 45,000,000 shares authorized; 9,186,574 (2011) and 9,247,485 (2012)	9,186	9,247
Additional paid in capital	22,409,747	25,191,584
Stock subscription receivable	(7,203,750)	(7,203,750)
Accumulated deficit	(20,421,802)	(21,384,213)
Accumulated other comprehensive income (loss)	(13,673)	(13,673)
Total PRMA stockholders' equity	(3,799,990)	(3,399,805)
Noncontrolling interest	1,398	1,609
Total Stockholders' Equity	(3,798,592)	(3,398,196)

Total Liabilities and Stockholders' Equity	$1,241,582	$2,116,748

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2012	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Revenue	$2,263,650	$2,466,353	$4,195,573	$4,820,480
Cost of sales	2,018,812	2,051,556	3,686,337	4,039,365
	244,838	414,796	509,236	781,115
Expenses:
Depreciation	56,534	75,008	117,087	151,326
Selling, general and administrative	551,108	781,098	1,128,797	1,429,387
Write-offs	-	-	1,051,900	-
	607,642	856,105	2,297,784	1,580,713
Loss from operations	(362,804)	(441,309)	(1,788,548)	(799,598)

Other income (expense)
Interest income	-	-	-	-
Interest (expense)	(67,372)	(78,878)	(137,815)	(162,402)
Beneficial conversion feature - expense	(15,875)	-	(50,688)	(200)
	(83,247)	(78,878)	(188,503)	(162,602)
Income (loss) before provision for income taxes	(446,051)	(520,187)	(1,977,051)	(962,200)
Provision for income tax	-	-	-	-
Net income (loss)	(446,051)	(520,187)	(1,977,051)	(962,200)
Other comprehensive income (loss) - net of tax
Unrealized gain (loss) on securities	-	-	-	-
Comprehensive income (loss)	(446,051)	(520,187)	(1,977,051)	(962,200)
Comprehensive (income) loss attributable to noncontrolling interest	455	(105)	754	(211)
Comprehensive income (loss) attributable to PRMA	$(445,596)	$(520,292)	$(1,976,297)	$(962,411)

Net income (loss) per share (Basic and fully diluted)	$ (0.05)	$ (0.06)	$ (0.22)	$ (0.10)
Weighted average number of common shares outstanding	9,156,311	9,218,230	9,154,117	9,204,002

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Cash Flows From Operating Activities:
Net income (loss)	$(1,977,051)	$(962,200)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	117,087	151,326
Beneficial conversion feature – expense	50,688	200
Writeoffs	1,051,900	-
Changes in assets and liabilities
Accounts receivable	35,351	(73,336)
Inventory	-	7,198
Accrued payables	178,756	162,106
Related party payables	145,681	141,090
Other assets	7,375	(5,227)
Net cash provided by (used for ) operating activities	(460,915)	(578,843)

Cash Flows From Investing Activities:
Fixed asset purchases	(12,667)	(61,781)
Business acquisition - net	11,706	(51,353)
Net cash provided by (used for) investing activities	(961)	(113,134)

Cash Flows From Financing Activities:
Notes payable - payments	(237,886)	(60,154)
Capital lease obligation - payments	(46,834)	(32,874)
Option Exercises	283,263	997,943
Net cash provided by (used for) financing activities	404,043	904,915

(Continued on next page)

PEER REVIEW MEDIATION AND ARBITRATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Net Increase (Decrease) in Cash	57,833	212,938
Cash at the Beginning of the Period	155,655	89,351
Cash at the End of the Period	$97,822	$302,289

Supplemental Disclosure
Cash paid for interest	$9,323	$ 17,087
Cash paid for income taxes	$ -	$ -

Non-cash transactions
Acquired assets, net of liabilities		$335,767

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

Unaudited interim financial statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2012 and 2011; (b) the financial position at June 30, 2012; and (c) cash flows for the six month period ended June 30, 2012 and 2011, have been made.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of PRMA and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Minority Interest (Non-controlling interest)

A subsidiary of the Company has minority shareholders, representing ownership interests of .52% at June 30, 2012.  The Company accounts for these minority, or non-controlling interests pursuant to ASC 810-10-65 whereby gains or losses in a subsidiary with a non-controlling interest are allocated to the non-controlling interest based on the ownership percentage of the non-controlling interest, even if that allocation results in a deficit non-controlling interest balance.

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

Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification (“ASC) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future consolidated financial statements.

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

Results Of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2012 and 2011

Sales were $2,466,353 for the three months ended June 30, 2012, as compared to sales of $2,263,650 for the three months ended June 30, 2011, an increase of $202,703, or %9.0.  This increase in revenue for the three months ending June 30, 2012 is due to the continuation of the Company’s transition from developmental to operational combined with additional revenues generated from our first accountable care organization.

Cost of sales was $2,051,556 for the three months ended June 30, 2012, as compared to cost of sales of $2,018,812 for the comparable period in 2011, an increase of $32,744, or 2.0%. Cost of sales increased due to the corresponding increase in revenues.

For the three months ended June 30, 2012, we incurred operating expenses of $856,105, which included selling, general and administrative expenses of $781,098, compared to operating expense of $607,642 during the three months ended June 30, 2011, which included selling, general and administrative expenses of $551,108 for the same period last year, or a 41.7% increase in selling, general and administrative expense.  This increase is due an increase in business activity as the Company continues to execute its business plan.

As a result, we incurred a loss of ($520,292) during three months ended June 30, 2012, or ($0.06) per share, compared with a loss of ($445,596) during the three months ended June 30, 2011, or ($0.05) per share.

Comparison of Results of Operations for the Six Months Ended June 30, 2012 and 2011

Sales were $4,820,480 for the six months ended June 30, 2012, as compared to sales of $4,195,573 for the six months ended June 30, 2011, an increase of $624,907, or 14.9%. This increase in revenue for the six months ending June 30, 2012 is due to the continuation of the Company’s transition from developmental to operational combined with additional revenues generated from our first accountable care organization.

Cost of sales was $4,039,365 for the six months ended June 30, 2012, as compared to cost of sales of $3,686,337 for the comparable period in 2011, an increase of $353,028, or 9.6%. Cost of sales increased due to the corresponding increase in revenues.

For the six months ended June 30, 2012, we incurred operating expenses of $1,580,713, which included selling, general and administrative expenses of $1,429,387, compared to operating expense of $2,297,784 during the six months ended June 30, 2011, which included selling, general and administrative expenses of $1,128,797 for the same period last year, or a 26.6% increase in selling, general and administrative expense. This increase is due an increase in business activity as the Company continues to execute its business plan.

As a result, we incurred a loss of ($962,411) during the six months ended June 30, 2012, or ($0.10) per share, compared with a loss of ($1,976,297) during the six months ended June 30, 2011, or ($0.22) per share.

Liquidity And Capital Resources

At June 30, 2012, we had $302,368 in cash and marketable securities, as compared to $89,394 in cash and marketable securities at June 30, 2011.  The net cash used in operating activities for the six months ended June 30, 2012 was $578,842. The net cash provided from financing activities for the six months ended June 30, 2012 was $904,916. We had $295,377 in account receivables as of June 30, 2012, as compared to $170,634 at June 30, 2011.

For the six months ended June 30, 2012, we had fixed asset purchases of $61,781 and business acquisition – net expenses of $51,353, resulting in net cash used for investing activities for the period of $113,134.  Comparatively, for the six months ended June 30, 2011, we had fixed asset purchases of $12,667 and business acquisition – net increase of $11,706, resulting in net cash used for investing activities for the period of $961.

For the six months ended June 30, 2012, we had notes payable – payments of $60,154, capital lease obligation – payments of $32,874, and option exercises of $997,943, resulting in net cash provided by financing activities for the period of $904,915.  Comparatively, for the six months ended June 30, 2011, we had notes payable – payments of $237,886, capital lease obligation – payments of $46,834, and option exercises of $283,263, resulting in net cash provided by financing activities for the period of $404,043.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:  Our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were not effective as of June 30, 2012.  These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As of the date of this report, management has not filed its 10-Q for the quarter ending March 31, 2012, and is working to file this report as soon as possible.  Management is in the process of implementing internal controls to ensure that similar situations do not occur in the future and that required SEC filings will be timely.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  Mine Safety Disclosure

Not applicable

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

PEER REVIEW MEDIATION AND ARBITRATION, INC.

Dated:  August 20, 2012

By: /s/Willis Hale

          Willis Hale

          Chief Executive Officer

By: /s/Marc E. Combs

          Marc E. Combs

          Chief Financial Officer