Form 10-Q
period 2012-03-31
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2012-08-23
CIK 1311627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(954) 570-7023

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

Yes [X]  No []

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

Yes [ ] No [X]

As of August 23, 2012, there were 9,249,337 shares of Peer Review Mediation and Arbitration, Inc. Common Stock, $0.001 par value per share, issued and outstanding.

PART I

FINANCIAL INFORMATION

Page
Item 1. Financial Statements	4
Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011
Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (unaudited)
Consolidated Statemetns of Cash Flows for the Three Month Periods Ended March 31, 2012 and 2011 (unaudited)
Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Mine Safety Disclosures	16
Item 5. Other Information	16
Item 6. Exhibits	16

Signatures	17

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	March 31, 2012 (Unaudited)
ASSETS
Current assets:
Cash	$ 89,351	$ 173,600
Accounts receivable	170,634	225,664
Inventory	14,395	10,796
Marketable securities	79	79
Total current assets	274,459	410,139
Fixed assets	1,300,412	1,825,410
Less accumulated depreciation	(1,013,716)	(1,060,320)
Intangible assets	723,052	827,053
Less accumulated amortization	(54,229)	(83,943)
Other assets	11,604	12,753
	967,123	1,520,953
Total Assets	$1,241,582	$1,931,092

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued payables	$1,094,640	$1,663,687
Related party payables	2,967,348	3,079,035
Total current liabilities	4,061,988	4,742,722
Notes payable - related party	755,105	760,266
Capital Lease Obligation	223,081	191,806
Total liabilities	5,040,174	5,694,794

(Continued on next page)

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED BALANCE SHEETS

Stockholders' Equity
Preferred stock, Series II, $.001 par value; 1,000,000 shares authorized; convertible; 1,000,000 issued and outstanding	1,000	1,000
Common stock, $.001 par value; 45,000,000 shares authorized; 9,186,574 (2011) and 9,196,874 (2012)	9,186	9,196
Additional paid in capital	22,409,747	24,305,942
Stock subscription receivable	(7,203,750)	(7,203,750)
Accumulated deficit	(20,421,802)	(20,863,921)
Accumulated other comprehensive income (loss)	(13,673)	(13,673)
Total PRMA stockholders' equity	(3,799,990)	(3,765,206)
Noncontrolling interest	1,398	1,504
Total Stockholders' Equity	(3,798,592)	(3,763,702)
Total Liabilities and Stockholders' Equity	$1,241,582	$1,931,092

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Revenue	$1,931,923	$2,354,128
Cost of sales	1,667,525	1,987,809
	264,398	366,319
Expenses:
Depreciation and amortization	60,553	76,318
Selling, general and administrative	576,935	648,278
Write-offs	1,051,900	-
	1,689,388	724,596
Loss from operations	(1,424,990)	(338,277)

Other income (expense)
Interest income	7	-
Interest (expense)	(70,443)	(83,486)
Beneficial conversion feature - expense	(34,813)	(250)
	(105,249)	(83,736)

Income (loss) before provision for income taxes	(1,530,239)	(442,013)
Provision for income tax	-	-
Net income (loss)	(1,530,239)	(442,013)
Comprehensive (income) loss attributable to noncontrolling interest	299	(106)
Comprehensive income (loss) attributable to PRMA	$(1,529,940)	$(442,119)

Net income (loss) per share (Basic and fully diluted)	$(0.17)	$(0.05)

Weighted average number of common shares outstanding	9,150,171	9,189,774

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Cash Flows From Operating Activities:
Net income (loss)	$(1,530,239)	$(442,013)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	60,553	76,318
Beneficial conversion feature - expense	34,813	250
Writeoffs	1,051,900	-

Changes in assets and liabilities:
Accounts receivable	(47,352)	(3,623)
Inventory	-	3,599
Accrued payables	108,858	277,044
Related party payables	122,074	111,687
Other assets	(356)	(1,149)
Net cash provided by (used for) operating activities	(244,373)	22,113

Cash Flows from Investing Activities:
Fixed asset purchases	(10,071)	-
Business acquisition - net	11,706	-
Net cash provided by (used for) investing activities	(1,635)	-

Cash Flows from Financing Activities:
Notes payable - payments	(104,392)	(18,839)
Capital lease obligation - payments	(21,739)	(31,275)
Option Exercises	432,063	112,250
Net cash provided by (used for) financing activities	305,932	62,136

(Continued on next page)

PEER REVIEW MEDIATION AND ARBITRATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Net Increase (Decrease in Cash	63,194	84,249

Cash at the Beginning of the Period	155,655	89,351
Cash at the End of the Period	$218,849	$173,600

Non-cash Transactions:
Acquired Assets, net of liabilities		$335,767

Supplemental Disclosure
Cash paid for interest	$ 9,323	$ 11,685
Cash paid for income taxes	$ -	$ -

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month period ended March 31, 2012; (b) the financial position at March 31, 2012; and (c) cash flows for the three month period ended March 31, 2012, have been made.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of PRMA and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Minority Interest (Noncontrolling interest)

A subsidiary of the Company has minority shareholders, representing ownership interests of .52% at March 31, 2012.  The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810-10-65 whereby gains or losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

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

Results Of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011

Sales were $2,354,128 for the three months ended March 31, 2012, as compared to sales of $1,931,923 for the three months ended March 31, 2011, an increase of $422,205, or %21.9.  This increase in revenue for the three months ending March 31, 2012 is due to the continuation of the Company’s transition from developmental to operational combined with additional revenues generated from our first accountable care organization.

Cost of sales was $1,987,809 for the three months ended March 31, 2012, as compared to cost of sales of $1,667,525 for the comparable period in 2011, an increase of $320,284, or 19.2%. Cost of sales increased due to the corresponding increase in revenues.

For the three months ended March 31, 2012, we incurred operating expenses of $724,596, which included selling, general and administrative expenses of $648,278, compared to operating expense of $1,689,388 during the three months ended March 31, 2011, which included selling, general and administrative expenses of $576,935 for the same period last year, or a 12.4% increase in selling, general and administrative expense.  This increase is due an increase in business activity as the Company continues to execute its business plan.

As a result, we incurred a loss of ($442,119) during three months ended March 31, 2012, or ($0.05) per share, compared with a loss of ($1,529,940) during the three months ended March 31, 2011, or ($0.17) per share.

Liquidity And Capital Resources

At March 31, 2012, we had $173,679 in cash and marketable securities, as compared to $89,430 in cash and marketable securities at March 31, 2011.

The net cash provided from operating activities for the three months ended March 31, 2012 was $22,113. The net cash provided from financing activities for the three months ended March 31, 2012 was $62,136. We had $225,664 in account receivables as of March 31, 2012, as compared to $127,133 at March 31, 2011.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:  Our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were not effective as of March 31, 2012.  These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  This quarterly report for quarter ended March 31, 2012 was not filed in accordance with the time period specified in the Commission’s Rules and Forms.  Management is in the process of implementing internal controls to ensure that similar situations do not occur in the future and that required SEC filings will be timely.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

MINE SAFETY DISCLOSURES

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

Dated:  August 23, 2012

By: /s/Willis Hale

    -------------------------------

    Willis Hale

    Chief Executive Officer

By: /s/Marc E. Combs

    -------------------------------

    Marc E. Combs

    Chief Financial Officer