Form 10-Q/A
period 2012-06-30
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2012-08-27
CIK 1311627

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

Yes [ ] No [X]

As of August 27, 2012, there were 9,249,337 shares of Peer Review Mediation and Arbitration, Inc. Common Stock, $0.001 par value per share, issued and outstanding.

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

Dated:  August 27, 2012

By: /s/Willis Hale

          Willis Hale

          Chief Executive Officer

By: /s/Marc E. Combs

          Marc E. Combs

          Chief Financial Officer