Form 10-Q/A
period 2012-03-31
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2012-09-18
CIK 1311627

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

Yes [ ] No [X]

As of September 18, 2012, there were 9,249,337 shares of Peer Review Mediation and Arbitration, Inc. Common Stock, $0.001 par value per share, issued and outstanding.

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

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

Dated:  September 18, 2012

By: /s/Willis Hale

    -------------------------------

    Willis Hale

    Chief Executive Officer

By: /s/Marc E. Combs

    -------------------------------

    Marc E. Combs

    Chief Financial Officer