Form 10-Q
period 2012-09-30
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2012-11-19
CIK 1311627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [ ] No [X]

As of November 19, 2012, there were 9,252,835 shares of Peer Review Mediation and Arbitration, Inc. Common Stock, $0.001 par value per share, issued and outstanding.

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

4Item 3. Defaults Upon Senior Securities	20

Item 4. Mine Safety Disclosures	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

PART I - FINANCIAL INFORMATION

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three and Nine Months Ended September 30, 2012

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	September 30, 2012 (Unaudited)
ASSETS
Current assets:
Cash	$89,351	$72,198
Accounts receivable	170,634	261,997
Inventory	14,395	3,598
Marketable securities	79	79
Total current assets	274,459	337,872

Fixed assets	1,300,412	1,913,692
Less accumulated depreciation	(1,013,716)	(1,146,896)
Intangible Assets	723,052	827,053
Less accumulated amortization	(54,229)	(142,072)
Other assets	11,604	30,314
	967,123	1,482,091
Total Assets	$1,241,582	$1,819,963

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued payables	$1,094,640	$1,644,478
Related party payables	2,967,348	3,429,670
Total current liabilities	4,061,988	5,074,148

Notes payable - related party	755,105	682,140
Capital Lease Obligation	223,081	187,845
Total liabilities	5,040,174	5,944,133

(Continued on next page)

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED BALANCE SHEETS

Stockholders' Equity
Preferred stock, Series II, $.001 par value; 1,000,000 shares authorized; convertible; 1,000,000 issued and outstanding	1,000	1,000
Common stock, $.001 par value; 45,000,000 shares authorized; 9,186,574 (2011) and 9,252,835 (2012)	9,186	9,252
Additional paid in capital	23,829,049	25,285,154
Stock subscription receivable	(7,203,750)	(7,203,750)
Accumulated deficit	(20,421,802)	(22,203,006)
Accumulated other comprehensive income (loss)	(13,673)	(13,673)
Total PRMA stockholders' equity	(3,799,990)	(4,125,023)
Noncontrolling interest	1,398	853
Total Stockholders' Equity	(3,798,592)	(4,124,170)

Total Liabilities and Stockholders' Equity	$1,241,582	$1,819,963

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)                   (Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Revenue	$2,069,437	$2,239,125	$6,265,010	$7,059,606
Cost of sales	1,674,386	1,883,620	5,352,824	5,922,986
	395,051	355,505	912,186	1,136,620
Expenses:
Depreciation	44,821	69,698	161,908	221,023
Selling, general and administrative	504,701	1,035,310	1,633,498	2,464,697
Write-offs	-	-	1,051,900	-
	549,522	1,105,008	2,847,306	2,685,720
Loss from operations	(154,471)	(749,503)	(1,935,120)	(1,549,100)

Other income (expense)
Interest income	12	-	12	-
Interest (expense)	(67,372)	(69,859)	(205,187)	(232,460)
Beneficial conversion feature - expense	(5,938)	0	(56,626)	(200)
	(73,298)	(69,859)	(261,801)	(232,660)
Income (loss) before provision for income taxes	(227,769)	(819,360)	(2,196,921)	(1,781,760)
Provision for income tax	-	-	-	-
Net income (loss)	(227,769)	(819,360)	(2,196,921)	(1,781,760)
Other comprehensive income (loss) - net of tax
Unrealized gain (loss) on securities	-	-	-	-
Comprehensive income (loss)	(227,769)	(819,360)	(2,196,921)	(1,781,760)
Comprehensive (income) loss attributable to noncontrolling interest	(484)	767	270	556
Comprehensive income (loss) attributable to PRMA	$(228,253)	$(820,127)	$(2,196,651)	$(1,781,204)

Net income (loss) per share (Basic and fully diluted)	$ (0.05)	$ (0.088)	$ (0.24	$ (0.193)
Weighted average number of common shares outstanding	9,169,234	9,249,960	9,159,156	9,221,321

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

    (Unaudited)       (Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Cash Flows From Operating Activities:
Net income (loss)	$(2,196,921)	$(1,781,760)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	885,437	221,023
Beneficial conversion feature – expense	56,626	200
Writeoffs	1,051,900	-
Changes in assets and liabilities
Accounts receivable	(191,007)	(39,956)
Inventory	-	10,797
Accrued payables	154,215	309,198
Related party payables	396,056	462,322
Other assets	159	(18,710)
Net cash provided by (used by ) operating activities	156,735	(836,886)

Cash Flows From Investing Activities:
Fixed asset purchases	(967,072)	(88,280)
Business acquisition - net	(724,948)	(51,353)
Net cash (used for) investing activities	(1,692,020)	(139,633)

Cash Flows From Financing Activities:
Notes payable - payments	605,007	(96,965)
Capital lease obligation - payments	36,848	(35,236)
Equity Sales - subsidiary	453,000	2,000
Option Exercises	366,023	1,089,568
Net cash provided by financing activities	1,460,878	959,367

(Continued on next page)

PEER REVIEW MEDIATION AND ARBITRATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Net Increase (Decrease) in Cash	(74,677)	(17,153)
Cash at the Beginning of the Period	155,655	89,351
Cash at the End of the Period	$80,978	$72,198

Supplemental Disclosure
Cash paid for interest	$9,323	$ 17,587
Cash paid for income taxes	$ -	$ -

Non-cash transactions
Acquired assets, net of liabilities		$335,767

The accompanying notes are an integral part of the consolidated financial statements.

PEER REVIEW MEDIATION AND ARBITRATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

We were incorporated under the laws of the state of Florida on April 16, 2001.  We have been conducting business operations ever since, primarily focused on the creation and continual development of our core initiatives to partner with health care providers in their pursuit of achieving medical excellence. Through our family of core operating systems and solutions, we will introduce investment, technology, innovation and intellectual capital and expertise to modernize and optimize the health care provider’s practice.

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the periods ended December 31, 2011 filed in its annual report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Principles of consolidation

The accompanying consolidated financial statements include the accounts of PRMA and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Minority Interest (Non-controlling interest)

A subsidiary of the Company has minority shareholders, representing ownership interests of .52% at September 30, 2012.  The Company accounts for these minority, or non-controlling interests pursuant to ASC 810-10-65 whereby gains or losses in a subsidiary with a non-controlling interest are allocated to the non-controlling interest based on the ownership percentage of the non-controlling interest, even if that allocation results in a deficit non-controlling interest balance.

Cash and cash equivalents

The Company follows ASC 305, Cash and Cash Equivalents”, and considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Income tax

The Company accounts for income taxes pursuant to ASC 740, “Income Taxes”. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Accounts Receivable, Credit Risk

The Company follows FASB ASC 310, “Receivables”.   Accounts receivable consist of amounts due for the delivery of services to our customers and clients.   An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary, based on consideration of our history with our clients.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Inventories

The Company follows FASB ASC 330, “Inventory”.   Inventories are stated at the lower of cost or net realizable value. The cost of inventories comprises all costs of purchase and other costs incurred in bringing the inventories to their present location and condition. The cost of inventories is determined using the first-in, first-out (FIFO) method. Inventory is reduced for the estimated losses due to obsolescence. This reduction is determined for groups of products based on purchases in the recent past and/or expected future demand.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life.

Revenue recognition

Revenue is recognized as it is realized or realizable and earned, IAW ASC 605, “Revenue Recognition”.  Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Fair Value of Financial Instruments

FASB ASC 820 “Fair Value Measurements and Disclosures” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This ASC also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are described below:

1.

Level 1. Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

2.

Level 2.  Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable data by correlation or other means.

3.

Level 3. Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, marketable securities, and accounts payable. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

The Company follows FASB ASC 360, “Property, Plant, and Equipment” and ASC 350, Intangibles – Goodwill and Other.   Items of property, plant and equipment are measured at cost less accumulated depreciation and accumulated impairment losses. The useful lives and residual values are evaluated every year. Depreciation is computed by the straight-line method over estimated useful lives (5-7 years). Leasehold improvements are depreciated over the shorter of the lease term or their useful lives.  Intellectual property assets are stated at their fair value acquisition cost.  Intangible assets with finite useful lives are amortized; intangible assets with indefinite useful lives are not amortized. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (15 years).

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

Comprehensive income (loss)

The Company accounts for comprehensive income (loss) under ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income and its components. Unrealized gains (losses) from marketable securities are reported as other comprehensive income (loss) in the consolidated statements of income and comprehensive income and as accumulated other comprehensive income (loss) in stockholders’ equity.

Stock-based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, “Compensation-Stock Compensation”, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

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

Note 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of losses, primarily due to its product development stage, resulting in an accumulated deficit. The Company is dependent on financing from its majority shareholder and related parties and other funding activities to meet its current operating obligations. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate revenues from operations and to achieve a level of profitability. The Company intends on financing its future development activities, marketing plan and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3.   BUSINESS ACQUISITIONS AND ASSET PURCHASES

Effective January 1, 2012, The Company purchased fixed assets in the amount of $525,000 in return for equity in the Company’s first accountable care organization and the assumption of certain accounts payable. On January 24, 2012, the Company acquired certain intangible assets in the amount of $104,000 in return for a $24,000 note payable and the issuance of 4,000 shares of Peer Review Mediation and Arbitration, Inc.

Note 4.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

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

Results Of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2012 and 2011

Sales were $2,239,125 for the three months ended September 30, 2012, as compared to sales of $2,069,437 for the three months ended September 30, 2011, an increase of $169,688, or 8.0%.  This increase in revenue for the three months ending September 30, 2012 is due to the continuation of the Company’s transition from developmental to operational combined with additional revenues generated from our first accountable care organization.

Cost of sales was $1,883,620 for the three months ended September 30, 2012, as compared to cost of sales of $1,674,386 for the comparable period in 2011, an increase of $209,234, or 12.0%. Cost of sales increased due to the corresponding increase in revenues.

For the three months ended September 30, 2012, we incurred operating expenses of $1,105,008, which consisted of selling, general and administrative expenses of $1,035,310 and depreciation expense of $69,698, compared to operating expense of $549,252 during the three months ended September 30, 2011, which consisted of selling, general and administrative expenses of $504,701 and depreciation expenses of $44,821 for the same period last year.  This increase is due an increase in business development activity as the Company continues to execute its business plan.

During the three months ended September 30, 2012, we had interest expenses of $69,859.  During the three months ended September 30, 2011, we had interest income of $12, interest expenses of $67,372, and beneficial conversion feature expenses of $5,938.  As a result, we incurred a loss of ($819,360) during three months ended September 30, 2012, or ($0.088) per share, compared with a loss of ($227,769) during the three months ended September 30, 2011, or ($0.02) per share.

Comparison of Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Sales were $7,059,606 for the nine months ended September 30, 2012, as compared to sales of $6,265,010 for the nine months ended September 30, 2011, an increase of $794,596, or 12.7%. This increase in revenue for the nine months ending September 30, 2012 is due to the continuation of the Company’s transition from developmental to operational combined with additional revenues generated from our first accountable care organization.

Cost of sales was $5,922,985 for the nine months ended September 30, 2012, as compared to cost of sales of $5,352,824 for the comparable period in 2011, an increase of $570,161, or 10.6%. Cost of sales increased due to the corresponding increase in revenues.

For the nine months ended September 30, 2012, we incurred operating expenses of $2,685,720, which consisted of depreciation expenses of $221,023and selling, general and administrative expenses of $2,464,697, compared to operating expense of $2,847,306 during the nine months ended September 30, 2011, which consisted of depreciation expenses of $161,908, write-offs of $1,051,900, and  selling, general and administrative expenses of $1,633,498 for the same period last year, or a 50% increase in selling, general and administrative expense. This increase is due an increase in business development activity as the Company continues to execute its business plan.

During the nine months ended September 30, 2012, we had interest expenses of $232,460 and beneficial conversion feature expenses of $200.  During the nine months ended September 30, 2011, we had interest income of $12, interest expenses of $205,187, and beneficial conversion feature expenses of $56,626.  As a result, we incurred a loss of ($1,781,760) during the nine months ended September 30, 2012, or ($0.193) per share, compared with a loss of ($2,196,921) during the nine months ended September 30, 2011, or ($.024) per share.

Liquidity and Capital Resources

For the nine months ended September 30, 2012, we had fixed asset purchases of $88,280 and business acquisition – net expenses of $51,353, resulting in net cash used for investing activities for the period of $139,633.  Comparatively, for the nine months ended September 30, 2011, we had fixed asset purchases of $967,072 and business acquisition – net decrease of $724,948, resulting in net cash used for investing activities for the period of $1,692,020.

For the nine months ended September 30, 2012, we had notes payable – payments of $96,965, capital lease obligation – payments of $35,236, equity sales – subsidiary of $2,000 and option exercises of $1,089,568, resulting in net cash provided by financing activities for the period of $959,367.  Comparatively, for the nine months ended September 30, 2011, we had notes payable – borrowings of $605,007, capital lease obligation – payments of $36,848, equity sales – subsidiary of $453,000 and option exercises of $366,023, resulting in net cash provided by financing activities for the period of $1,460,878.

As reflected in the financial statements we have a negative cash flow from operations of $(836,866) for the nine months ended September 30, 2012. This raises doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and execution of its business plan. Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on executing our business plan, raising capital and generating revenues. See Note 2 of our financial statements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2012, the Company had $72,198 in cash resources to meet current obligations. Management does not consider our current cash position sufficient to sustain our operations. We estimate that our current available cash will satisfy approximately one month of our operating cash flow requirements. We have depended and continue to depend on monthly cash contributions from related parties and the sale of shares, to meet any shortfall in meeting our obligations. We expect to generate increasing revenue during the rest of the year, minimizing our need for support; however we will require capital to market our product and achieve our operating plan. In the absence of generating revenue, we anticipate that over the next twelve months we will require cash contributions from Mr. Willis or other related parties and to sell more shares. However, there is no guarantee that these parties will make any contributions or we will find a market for our stock. We have not identified any other source of funding to meet the shortfall; thus, without such support, we may go out of business.

Completion of our plan of operation is subject to attaining adequate revenue through increased volume of existing products and services, the development of additional products and services, business acquisition and the integration of medical practice partnerships. We cannot assure investors that adequate revenues will be generated. Without adequate revenues, we may be unable to proceed with our plan of operations. In the event we are not successful in reaching our revenue targets, additional funds may be required, and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our services to cover our operating expenses. Consequently, there is substantial doubt about the Company’s ability to continue to operate as a going concern.

In an effort to accelerate revenue growth and profitability and to most effectively achieve our business plan, the Company is focusing its efforts on the optimization of existing products and services and the development of new products and services centric to our practice partnership and accountable care organization business models. Consistent with these efforts, we intend to focus our environmental service offerings on the medical community and discontinue construction related environmental services. Management believes this will better position us to effectively service our current and targeted medical customer base and maximize related growth opportunities.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:  Our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were  effective as of September 30, 2012.  These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  November 19, 2012

By: /s/Willis Hale

          Willis Hale

          Chief Executive Officer

By: /s/Marc E. Combs

          Marc E. Combs

          Chief Financial Officer