Form 10-Q/A
period 2012-09-30
PEER REVIEW MEDIATION & ARBITRATION INC
filed 2012-11-20
CIK 1311627

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

Yes [ ] No [X]

As of November 20, 2012, there were 9,252,835 shares of Peer Review Mediation and Arbitration, Inc. Common Stock, $0.001 par value per share, issued and outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

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

PEER REVIEW MEDIATION AND ARBITRATION, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)                   (Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Revenue	$2,069,437	$2,239,125	$6,265,010	$7,059,606
Cost of sales	1,674,386	1,883,620	5,352,824	5,922,986
	395,051	355,505	912,186	1,136,620
Expenses:
Depreciation	44,821	69,698	161,908	221,023
Selling, general and administrative	504,701	1,035,310	1,633,498	2,464,697
7 Write-offs	-	-	1,051,900	-
	549,522	1,105,008	2,847,306	2,685,720
Loss from operations	(154,471)	(749,503)	(1,935,120)	(1,549,100)

Other income (expense)
Interest income	12	-	12	-
Interest (expense)	(67,372)	(69,859)	(205,187)	(232,460)
Beneficial conversion feature - expense	(5,938)	0	(56,626)	(200)
	(73,298)	(69,859)	(261,801)	(232,660)
Income (loss) before provision for income taxes	(227,769)	(819,360)	(2,196,921)	(1,781,760)
Provision for income tax	-	-	-	-
Net income (loss)	(227,769)	(819,360)	(2,196,921)	(1,781,760)
Other comprehensive income (loss) - net of tax
Unrealized gain (loss) on securities	-	-	-	-
Comprehensive income (loss)	(227,769)	(819,360)	(2,196,921)	(1,781,760)
Comprehensive (income) loss attributable to noncontrolling interest	(484)	767	270	556
Comprehensive income (loss) attributable to PRMA	$(228,253)	$(820,127)	$(2,196,651)	$(1,781,204)

Net income (loss) per share (Basic and fully diluted)	$ (0.05)	$ (0.088)	$ (0.24	$ (0.193)
Weighted average number of common shares outstanding	9,169,234	9,249,960	9,159,156	9,221,321

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

Dated:  November 20, 2012

By: /s/Willis Hale

          Willis Hale

          Chief Executive Officer

By: /s/Marc E. Combs

          Marc E. Combs

          Chief Financial Officer